Form 10-K405
period 2000-12-31
AEROGEN INC
filed 2001-03-28
CIK 1039160

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Commission File Number 0-31913

AeroGen, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0488580
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
1310 Orleans Drive, Sunnyvale, CA	94089
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 543-2400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2001 was $74,792,629.

    The number of shares of common stock outstanding as of March 16, 2001 was 19,998,555.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the registrant's annual meeting of stockholders to be held on May 8, 2001 are incorporated by reference into Part III of this Form 10-K.

AeroGen, Inc.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

Item 1. BUSINESS

Notice Concerning Forward-Looking Statements

    This Annual Report on Form 10-K of AeroGen, Inc. contains forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as "anticipate," "expect," "intend," "plan," "believe," "seek" and "estimate," and variations of these words and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of our future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed, implied or forecast in the forward-looking statements. In addition, the forward-looking events discussed in this Form 10-K might not occur. These risks and uncertainties include, among others, those described in "Risk Factors" and elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

    AeroGen specializes in the development, manufacture and commercialization of products for the controlled delivery of drugs to the lungs, which is called pulmonary drug delivery. Drugs can be delivered via a fine mist, or aerosol, to the lungs to treat breathing-related, or respiratory, conditions such as asthma, and through the lungs to the bloodstream, or systemically, to treat diseases or conditions outside of the lungs such as diabetes. Our core technology consists of a proprietary aerosol generator. When incorporated in our inhaler or nebulizer platforms, this aerosol generator delivers drugs in an aerosol of a predetermined particle size. We believe that our drug delivery platforms will allow us to develop products that deliver drugs formulated as liquids in solutions or suspensions, from single-dose, multi-dose or patient-adjustable dosage forms. Products in development provide pulmonary drug delivery from our hand-held breath-activated inhalers, nebulizers for home use and nebulizers for patients on ventilators.

    We intend to create and market a respiratory disease product portfolio. Our initial products will focus on treating three respiratory diseases—asthma, chronic obstructive pulmonary disease and cystic fibrosis—and are designed to improve treatment for patients currently using inhalers or nebulizers and those receiving therapy via ventilators. These products will deliver commercially available respiratory drugs and compounds licensed from third parties. We are also developing respiratory products in collaboration with partner companies who will commercialize those products.

    In addition to our respiratory therapy activities, we intend to develop novel pulmonary drug delivery products for systemic drug delivery. These products will be developed in collaboration with pharmaceutical and biotechnology companies. Systemic drug delivery of biotechnology products via the lungs provides significant market opportunities for us. Our first product in development for the delivery of drugs through the lungs to the bloodstream is an AeroDose™ inhaler delivering insulin to treat diabetes. The initial clinical trials for this product have been completed, and additional trials in the United States and Europe are underway.

    AeroGen was incorporated in the state of California in November 1991 under the name Fluid Propulsion Technologies, Inc. In April 1997, our name was changed to AeroGen, Inc., and in March 1998, our domicile was changed to the state of Delaware. Our principal executive offices are located at 1310 Orleans Drive, Sunnyvale, California 94089; telephone number (408) 543-2400. Our business comprises one industry segment—the development, manufacture and commercialization of pulmonary drug delivery products.

    "AeroGen," "AeroDose," "AeroNeb," "AeroNeb InLine" and the AeroGen logo are our trademarks. "TOBI" is a registered trademark of PathoGenesis Corporation. Versamist™ is a trademark of Mallinkrodt, Inc. or one of its affiliates. This Form 10-K also includes references to registered service marks and trademarks of other companies.

Pulmonary Drug Delivery

    Pulmonary drug delivery is widely used to treat respiratory diseases and is also believed to be a viable means to deliver drugs to the bloodstream via the lungs. The size of the inhaled particles generally determines where the drug will be deposited in the lungs. Large particles, greater than three microns in diameter, typically are deposited in the upper airways of the lung, where they may be useful in treating diseases such as asthma, chronic obstructive pulmonary disease and cystic fibrosis. Small particles, less than three microns in diameter, are more likely to pass through the upper airways into the deep lung, where they may be absorbed into the bloodstream to treat diseases such as diabetes. Our technology permits drug delivery to the lungs in a liquid aerosol of a defined particle size.

Respiratory Diseases

    The most prevalent respiratory diseases are obstructive airways diseases such as asthma and chronic obstructive pulmonary disease. Respiratory diseases are associated with impaired quality of life, reduced life expectancy and significant treatment costs. We are currently focusing on treating three respiratory diseases: asthma, chronic obstructive pulmonary disease, and cystic fibrosis, as well as improving treatments for patients using nebulizers and those receiving therapy via ventilators.

    Asthma is a chronic inflammatory disorder involving constriction of the muscle lining of the airways, triggered by external stimuli such as exercise or allergens. Chronic obstructive pulmonary disease is a general term used to characterize the presence of chronic bronchitis and emphysema. Chronic bronchitis is characterized by a persistent, productive cough caused by excessive airway mucus secretion. As the disease progresses, there is a chronic reduction in lung function, with at least partial reversibility following administration of bronchodilators. Emphysema is a chronic disease caused by irreversible destruction of elastin, a protein in the lungs critical to maintaining integrity of the alveolar walls, or air sacs. Emphysema is irreversible and treatment is oriented towards reducing irritation and making the patient more comfortable. The major cause of chronic bronchitis and emphysema is cigarette smoking, followed by environmental pollution, genetic makeup and chronic occupational exposure to high concentrations of irritating gases. Worldwide, chronic obstructive pulmonary disease is the only leading cause of death that still has a rising mortality rate.

    Cystic fibrosis is a genetic disorder associated with dysfunction of the pancreas and liver and is one of the most common life-shortening inherited diseases in the United States. Cystic fibrosis primarily affects digestion and nutrition. Secondary effects seen in the lungs include thick mucus secretions formed and retained in the airways. Most cystic fibrosis patients experience deterioration in lung function, increased incidence of lung infection and respiratory failure over time. In the 1950s, the typical life expectancy was four years after diagnosis. Today, however, many cystic fibrosis patients live well into their 30s. Earlier diagnosis and more aggressive and effective treatment have been credited with the dramatic increase in longevity.

Systemic Drug Delivery

    The physiology of the lungs makes pulmonary delivery an attractive method for delivery of drugs to the bloodstream. The absorptive surface area of the deep lung is as high as 70 square meters, and is only one to two cells thick. This large surface area is available for the free exchange of oxygen, carbon dioxide and other molecules between the air and the bloodstream. This permits drugs deposited in the deep lung to be transported rapidly into the bloodstream.

    Pulmonary drug delivery is being evaluated for non-invasive delivery of drugs to the bloodstream to treat non-respiratory diseases. There is increasing interest in pulmonary drug delivery as a result of the inability of currently available non-injectable dosage forms to deliver molecules such as proteins and peptides to the bloodstream effectively. For these large molecules, oral delivery is not feasible due to rapid breakdown of the molecules following ingestion. Dosage forms such as intravenous or intramuscular injections and implants, while effective for delivering proteins, have many drawbacks, including pain, inconvenience, expense, risk of infection and poor compliance. Alternatives like transdermal and nasal dosage forms do not allow reproducible delivery of large molecules. We believe that systemic drug delivery of biotechnology products via the lungs may provide significant market opportunities. Pulmonary delivery is being evaluated to deliver drugs such as insulin, which require rapid input to the bloodstream for optimal therapy.

Traditional and New Methods of Pulmonary Drug Delivery and Their Limitations

    Three basic classifications of devices currently are being used for pulmonary drug delivery: metered dose inhalers, dry powder inhalers and nebulizers. These devices were developed originally for local treatment of respiratory diseases, including asthma and chronic obstructive pulmonary disease, and have inherent limitations in delivering drugs to the lungs. Metered dose inhalers consist of a portable canister containing the drug as a suspension or solution mixed with a volatile propellant, most often a chlorofluorocarbon. In order to administer the drug, the patient must activate the inhaler by pressing down on the canister while simultaneously inhaling slowly and evenly. Even with repeat training, many patients using metered dose inhalers have difficulty coordinating activation of the device with their breathing. Once the inhaler is activated, particles are released at an initial velocity of at least 30 miles per hour. Metered dose inhalers typically deliver only 10% to 20% of the drug to the lungs. Most of the remainder of the drug is deposited in the mouth and swallowed. To overcome these limitations, patients are sometimes prescribed holding chambers, or spacers, to use with their metered dose inhalers. These spacers increase the complexity of use and reduce the portability of metered dose inhalers.

    Traditional dry powder inhalers were introduced to overcome some of the problems inherent with the use of metered dose inhalers. Dry powder inhalers deliver dry powdered aerosols without using a propellant. Dry powder inhalers are breath activated and thus eliminate the need for the press and breath coordination associated with metered dose inhalers; however, traditional dry powder inhalers have meaningful limitations that may prevent their broad use in pulmonary drug delivery. Dry powder inhalers usually require a strong, deep inhalation to create the aerosol and deliver the drug. Children, the elderly and patients with breathing difficulties often cannot achieve the strong inhalation necessary to receive the required dose. In addition, these devices do not allow the patient to inhale the desired drug in multiple breaths and moisture entering into the dry powder inhaler from the environment or a patient's own breath can result in dose-to-dose variation.

    Traditional nebulizers create a continuous liquid aerosol that can be inhaled by patients through a mask or mouthpiece. Nebulizers allow patients to breathe regularly, thereby requiring less patient coordination and cooperation than metered dose inhalers and dry powder inhalers. Nebulizers typically require an external power source and are therefore bulky and generally noisy. Nebulizer treatments are time-consuming and inefficient, with less than 20% of the drug reaching the lungs. The remainder of the drug either is aerosolized during the patient's exhalation or released into the surrounding air or remains in the nebulizer. Because of these limitations, nebulizers are only appropriate for relatively inexpensive, small-molecule drugs that can be formulated and stored as liquids.

    Aerosol delivery to mechanically ventilated patients currently uses either a metered dose inhaler or a nebulizer. Drugs are administered after opening the tubing connecting the patient to the ventilator, which may result in infection. In addition, dosing requires significant time and the associated expense of an attendant respiratory therapist, and is inefficient, with only a very small amount of the administered drug reaching the lungs. Ventilator performance may be impaired due to the introduction of additional air into the ventilator tubing when drug is administered. This can affect adversely the ability to monitor the patient's pulmonary function.

    Several companies are developing technology to improve the efficiency and accuracy of pulmonary drug delivery. Because systemic drug delivery requires the ability to create and deliver small particles to the deep lung, research has centered around developing devices capable of consistently delivering fine particle aerosols. One technique involves the processing and stabilizing of drugs in dry powder form. Another uses mechanical pressure to aerosolize custom formulations of drugs in solution. Both of these technologies will require an extensive investment in new formulations, new packaging, new materials, and customized manufacturing, as well as an extensive validation effort for Good Manufacturing Practices (GMP). The dry powder technology also will face the challenge of consistently creating a cloud of uniform fine particles in varying environmental conditions that can include both high humidity and electrostatic charge.

Our Core Technology and Pulmonary Drug Delivery Platforms

Aerosol Generator

    Our proprietary aerosol generator contains a domed, or curved aperture plate which contains multiple apertures, or holes, of a discrete shape and size. The aperture plate is produced through an electroforming, or plating, process using a metal alloy which is strong, corrosion resistant and durable. The plate is placed within a vibrational element and when energy is applied to this element the aperture plate vibrates. This creates a micro-pumping action that draws drug solutions in contact with the concave surface of the plate through the apertures to form a fine particle aerosol. The aerosol particle size formed is proportional to the size and shape of the holes in the aperture plate. The same manufacturing process is used to produce a variety of aperture plates with holes that result in aerosol particles of various sizes. We are able to produce a low velocity aerosol by controlling the voltage and frequency applied to the vibrational element. When the aerosol generator is incorporated into a nebulizer or inhaler platform, it is capable of producing aerosols of consistent particle size in a low velocity aerosol, which can be optimized for a specific indication.

    We have demonstrated the ability to aerosolize solutions or suspensions of drugs of both small and large molecular weight. Results to date indicate that the aerosol generator does not affect the stability of proteins and peptides.

    Our core aerosol generator technology is being incorporated into our inhaler and nebulizer platforms. These platforms are being customized to develop a wide range of products, from the pocket-sized AeroDose inhalers to the AeroNeb InLine™ nebulizers for use in intensive care units.

AeroDose Inhaler

    Each of our AeroDose inhalers consists of a proprietary aerosol generator, electronic circuitry, batteries, an inhalation sensor and a drug container. These components are incorporated into a small, compact inhaler that is lightweight, easy to use and can be carried in a shirt pocket or small purse.

    We believe that the AeroDose inhaler is particularly suited to address the most common complaints of physicians and their patients who require aerosolized medication. The inhaler is designed to combine the convenience and portability of a metered dose inhaler with the ease of administration of a nebulizer, while minimizing drug waste and ensuring reproducible dosing. In a six person imaging study, we compared lung deposition of drug following delivery of the same dose of albuterol from a metered dose inhaler and an AeroDose inhaler. The AeroDose inhaler deposited, on average, 70% of the emitted dose in the lungs, compared to the metered dose inhaler, which deposited, on average, 18%. Based on these findings, we believe that the AeroDose inhalers have the potential to reduce the typical prescribed dose of drug for a metered dose inhaler by more than half, while still delivering the same therapeutic dose to a patient's lungs.

    AeroDose inhalers are designed to span the needs of the youngest and oldest patients in our target markets. We believe the AeroDose inhalers will also address the coordination problems experienced by other patients using metered dose inhalers. Even with repeat training, many patients using metered dose inhalers have difficulty coordinating the activation of the device to release a high velocity stream of medication with the quick breath intake necessary to capture the aerosolized drug in the lungs. Because AeroDose inhalers are breath-activated and deliver a low velocity aerosol only when the inspiratory flow rate attains a certain threshold, they are expected to avoid these problems. The initial version of our breath-activation mechanism has been incorporated into the AeroDose inhalers that we are using for clinical studies. We are developing an improved inhalation sensor for use in commercial AeroDose inhalers.

    Our inhaler can accommodate several dosing options. This versatility enables us to explore multiple applications of the inhaler to deliver a variety of drugs. Our proprietary dosing systems permit accurate dosing in the range of 15 to 3,000 microliters. This wide dosing range should allow us to deliver the required dose of most drugs of interest for pulmonary delivery, from small quantities of expensive, potent drugs to large quantities of less potent drugs that are sometimes needed for effective therapy.

    Currently, we are developing four distinct dosing options for our inhalers: single dose, multi-dose, dual chamber and patient adjustable canisters. The single-dose canister can contain dosing volumes from 100 to 3,000 microliters. When the patient places the canister in the inhaler, a proprietary adapter punctures the canister and initiates the release of drug to the aerosol generator. Drug flow from the canister to the aerosol generator is automatically coordinated with a patient's breathing until all of the prescribed dose is inhaled. We use standard nebulizer packaging for the single-dose canister. For drugs such as TOBI, which are already packaged using standard packaging technology, we are able to use currently available high capacity manufacturing systems to produce the single-dose canister without having to design and manufacture new drug packaging materials or equipment.

    The multi-dose canister is designed to deliver multiple small doses of drugs from a single canister. Our metering valve is designed to maintain sterility over multiple activations of the canister. The valve is designed to provide accurate dispensing of small volumes of solutions as well as the suspensions required for the delivery of certain respiratory steroids. The disposable multi-dose canister can hold up to 6,000 microliters of solution. When activated by the patient, the valve reproducibly dispenses a fixed dose of 15 to 150 microliters of drug-containing solution to the aerosol generator. The patient activates the aerosol generator to form an aerosol by inhaling above a predetermined rate.

    The dual chamber canister is intended to accommodate drugs that are not stable in solution during storage. While most injected drugs exist in liquid formulations, some proteins may require storage as a dry powder to extend shelf life or minimize the need for refrigeration. In a dual chamber canister, drug is stored as a powder in one chamber and a solvent is stored in the second chamber. The patient depresses the barrel of the canister to mix the solvent with the drug powder, thereby creating a solution. The canister can then function with the ease of a standard single-dose canister or multi-dose canister.

    In our collaboration with Becton Dickinson, we are developing a patient-adjustable container to enable variable dosing of insulin by means of the AeroDose inhaler. This container is designed to allow patients to adjust their insulin dose before each meal based on their anticipated caloric intake and other factors.

    We are incorporating electronic controls into our inhalers to provide flexibility, control and reproducibility of drug delivery that is consistent across our inhalers. A patient can receive a visual signal that solution has been dispensed to the aperture plate and is ready for inhalation. Once the patient's inhalation rate exceeds a predetermined rate, the aerosol generator is activated and the solution is aerosolized and inhaled. The patient's inhalation rate can be monitored throughout the inhalation cycle, allowing aerosolization of the drug-containing solution to occur only while the patient's inhalation rate is above the minimum flow rate for optimal deposition of drug in the lung. A patient can also stop inhalation mid-dose and take multiple breaths to inhale a single dose. Our electronic controls can inform a patient when the complete dose has been aerosolized. Additional electronic features to customize an inhaler for a specific drug application or dosing regimen can include a dose counter, lock-out features and patient identification to prevent misuse.

    We expect that our inhalers will be purchased by patients for use over a period of one month to a number of years, with periodic replacements of the aerosol generator. Drug canisters or containers designed to fit into the inhalers may contain a daily, weekly or monthly supply of drug and will be replaced by the patient when the supply in the canister or container is exhausted. The inhaler products are being designed to be used with a customized container or canister intended to fit only with our inhalers.

AeroNeb™ Portable Nebulizer System

    Our first commercial product, the AeroNeb Portable Nebulizer System, will offer many improved features compared to standard nebulizers used by patients and care providers in the home setting. This portable nebulizer weighs less than 12 ounces and can operate on four standard "AA" batteries, a car cigarette lighter or alternating current. The AeroNeb system operates silently, in any position and with less wasted medication and faster medication delivery rates than standard compressor nebulizers. It incorporates a liquid feed design and generates negligible heat, minimizing drug degradation. The AeroNeb nebulizer was designed and approved for use with commercially available nebulizer solutions of respiratory drugs. We plan to introduce the product into the U.S. market in the first half of 2001.

AeroNeb InLine Nebulizer

    We are developing an application of our aerosol generator technology to deliver drugs to patients during mechanical ventilation. The AeroNeb InLine nebulizer is small and lightweight, allowing it to be positioned close to the patient's windpipe, thereby optimizing drug delivery of the inhaled air. The AeroNeb InLine nebulizer is designed to allow the addition of medication to a nebulizer cup without opening the ventilator tubing, potentially reducing a major source of infections. The drug is aerosolized without the use of a compressor and avoids the introduction of additional air into the ventilator tubing when the drug is administered. The AeroNeb InLine nebulizer can be designed to synchronize with the patient's breathing cycle to optimize drug delivery. The product is being developed primarily by our Irish subsidiary, AeroGen (Ireland) Limited, formerly Cerus Limited, which we acquired in May 2000. We plan to introduce the product into the U.S. market in the second half of 2001.

Our Products

    We intend to incorporate our versatile and flexible core aerosol technology into a portfolio of products, some developed for commercialization by us and some developed with partners for marketing by them. We intend to out-license our technology for applications outside of the field of pulmonary drug delivery. We believe our products will provide the following benefits:

  •
  Optimization and Customization of Aerosol Particle Size. Our aerosol generator delivers a low-velocity liquid aerosol of precisely defined particle size. The aerosol generator enables us to provide either an aerosol with particles averaging three to five microns in diameter for respiratory therapy, or an aerosol with particles averaging one to two microns in diameter for deposition in the deep lung for systemic drug delivery.

  •
  Ease of Formulation. Drugs can be stored in liquid or dry powder form and can be aerosolized in solution or suspension. The aerosol generator uses no propellants or pressure, and generates no heat, so it is not likely to degrade drug molecules. In many cases, we can use existing drug formulations, eliminating the need to demonstrate the stability of new formulations.

  •
  Flexibility of Dosing. The AeroDose inhaler technology can be used to administer drugs as a single dose, or as a unit dose from a multi-dose container. Under our collaboration with Becton Dickinson, we are developing an AeroDose inhaler that will use a patient-adjustable container to deliver the required dose of insulin.

  •
  Breath-Activation. We have developed a breath-activation feature which triggers aerosol formation and is designed to enable patients to obtain consistent dosing over one or more breaths. This feature is designed so that drug will be aerosolized only when the patient's inhalation rate has reached a predetermined threshold, which can be adjusted for a particular target patient population. If a patient exhales or coughs, the aerosolization will stop and will only resume when the patient begins inhaling again at an appropriate rate. Our electronic controls are designed to allow us to customize inhalers for both relaxed and controlled breathing.

  •
  Dosage Guidance. We can incorporate electronic features to provide information to the patient or respiratory attendant. Lights can indicate when a dose is ready for inhalation and when the total dose has been inhaled. Additional features may include indicators of patient compliance with the prescribed regimen and lock-out features to prevent abuse or overdose.

  •
  Convenience. Our products are designed to be lightweight and easy to use for patients and care-providers. AeroDose inhalers fit in the palm of the hand and can be carried in a shirt pocket or small purse. The AeroNeb nebulizer is portable, and is quieter and more compact than currently commercialized nebulizers. The AeroNeb InLine nebulizer is lightweight, allowing it to be placed close to the ventilated patient's windpipe, providing efficient generation of aerosol close to the lung. We believe our products will require minimal patient training, will be easy to use for the very young and the elderly and have the potential to increase compliance with prescribed treatment regimens.

AeroDose Inhaler Products for Respiratory Diseases

    We intend to create and market a respiratory disease product portfolio consisting of our nebulizers and AeroDose inhalers. We will initially target the AeroDose inhalers for delivery of drugs that are currently administered by nebulizers to the lungs of the young and the elderly. The combination of breath-activation and small residual amounts of drug as compared with conventional nebulizers is expected to allow reductions in dose volumes and treatment time. Our initial target diseases are pediatric asthma, chronic obstructive pulmonary disease and cystic fibrosis. The types of drugs currently used to treat these diseases include bronchodilators (including beta agonists and anticholinergics), anti-inflammatories (including steroids) and mucolytics. Bronchodilators relieve the airway spasms associated with wheezing, anti-inflammatories reduce airway inflammation, and mucolytics cause thinning of the mucus in the lungs.

    The initial drugs we are targeting for commercialization by us using the AeroDose inhaler include albuterol, ipratropium and budesonide. Our activities will be focused on development, clinical testing, U.S. regulatory approval and market introduction. The rights to the products outside the United States will be licensed to partners who will undertake the studies and other activities necessary to obtain regulatory approvals. We also plan to explore the potential for commercializing appropriate drug combinations once individual formulations have been developed.

  •
  AeroDose (albuterol). Albuterol solution for inhalation is approved for use by the United States Food and Drug Administration and is marketed by several different manufacturers. We intend initially to develop an AeroDose albuterol product utilizing a single dose canister. We expect that our supplier will purchase albuterol in bulk, formulate it and package it into single-dose canisters. The product entered Phase II clinical trials in early 2001. Additional human clinical trials must be completed before a New Drug Application can be filed with the FDA. We intend to target treatment of pediatric asthma, cystic fibrosis and chronic obstructive pulmonary disease with this product.

  •
  AeroDose (ipratropium). Ipratropium solution for inhalation is approved for use by the FDA and is marketed by several different manufacturers. We expect that our supplier will purchase ipratropium in bulk, formulate it and package it into single-dose canisters. Phase II clinical studies of the AeroDose ipratropium product were initiated in March 2001. This product is expected to follow substantially the same regulatory pathway as the AeroDose albuterol product. We intend to target chronic obstructive pulmonary disease with this product.

  •
  AeroDose (budesonide). We believe, based on current delivery limitations, that there is an unmet need for a portable budesonide dosage form which provides effective and rapid drug delivery suitable for use by pediatric asthma and chronic obstructive pulmonary disease patients. Until recently, treatment options for our target patient populations were limited to oral delivery, injections and use of a metered dose inhaler or dry powder inhaler. A dosage form of budesonide was recently approved for use with conventional nebulizers. Our feasibility testing of budesonide suspensions is underway. Because budesonide is a steroid, we believe that the AeroDose budesonide product will likely require more clinical trials prior to U.S. regulatory approval than products using drug solutions of albuterol or ipratropium.

    Feasibility is the first stage of development for one of our AeroDose inhaler products. In the feasibility stage, we determine the solubility of the drug, the type of solution or suspension we would likely need in order to use the drug in our inhaler, our ability to aerosolize the drug and the likely stability of the drug when used with our inhaler. In this stage, we conduct laboratory studies primarily focused on the drug itself, and its compatibility with the aerosol generator.

    During the preclinical development stage, we focus on the customization of the AeroDose inhaler for use with a particular drug. We determine the appropriate container to hold the drug in the inhaler, the method of delivery of the drug to be aerosolized, the type of breath activation mechanism that is likely to be needed and the configuration of the aperture plate for the product. Preclinical development is conducted primarily in the laboratory and is targeted toward development and the initial production of the AeroDose inhalers to be used in the clinical studies.

    After feasibility testing and preclinical development, the AeroDose inhaler products will be tested in human subjects. Some of our products, such as the AeroNeb portable nebulizer system and the AeroNeb Inline nebulizer, do not require human clinical trials before they can be cleared for marketing.

AeroNeb Portable Nebulizer System

    The quiet and portable AeroNeb nebulizer system will be our first commercial product. It has been designed for use with commercially available nebulizer solutions. We filed a 510(k) application with the FDA, which was reviewed and cleared by the FDA without the need for human clinical studies; no further regulatory approvals are required before it can be marketed in the United States. The product will provide us with commercial experience in the respiratory disease market and our initial target disease area for AeroDose inhalers. We plan to introduce the AeroNeb portable nebulizer system in the U.S. market in the first half of 2001.

    The AeroNeb nebulizer may also be used by partners and potential partners in Phase I clinical studies to evaluate the potential use of AeroDose inhalers for delivery of their drugs under appropriate feasibility or development agreements.

AeroNeb InLine Nebulizer

    The AeroNeb InLine nebulizer incorporates our proprietary aerosol generator. We believe that the AeroNeb InLine nebulizer has the potential to provide improved drug delivery to hospitalized patients on ventilators. Our first AeroNeb InLine nebulizer is expected to be sold as a stand-alone product that can be attached to any ventilator. We plan to make a 510(k) submission to the FDA for this version of the AeroNeb InLine nebulizer in the first half of 2001 and to market the product through our own efforts and those of a specialty distributor in the United States and through distributors internationally.

    In addition to our stand-alone product, in February 2001, we entered into a distribution agreement with Mallinckrodt, Inc., under which Puritan Bennett, a subsidiary of Mallinckrodt and one of the world's leading ventilator manufacturers, has worldwide rights to market a customized version of the AeroNeb InLine nebulizer, to be called the Versamist™, for use with certain versions of Puritan Bennett's ventilators. Puritan Bennett has advised us that it plans to make a 510(k) submission for the product in the second half of 2001.

Additional AeroGen Products for Respiratory Therapy

    AeroDose TOBI.  We are collaborating with PathoGenesis Corporation, acquired by Chiron Corporation during 2000, to develop a customized version of our AeroDose inhaler to deliver TOBI (tobramycin), an anti-infective drug used to treat cystic fibrosis patients. TOBI was approved in late 1997 as a nebulized solution for use by cystic fibrosis patients to prevent Pseudomonas aeruginosa lung infections. TOBI has been designated an orphan drug by the FDA, which provides seven years of marketing exclusivity in the United States for PathoGenesis. At the end of 2000, PathoGenesis' sales of TOBI in the U.S. were at an annualized rate of $100 million. Market studies completed by PathoGenesis have shown that the total time required for treatment of the cystic fibrosis patient can have an impact on the patient's compliance with the recommended TOBI treatment regimen and on the physician's assessment of a patient's likelihood of compliance. TOBI currently is given via nebulizer twice a day during alternate months, with each administration taking approximately 15 to 20 minutes per session.

    PathoGenesis and we believe that due to the efficiencies of the AeroDose inhaler, the administration time per dose of TOBI can potentially be shortened to five to ten minutes or less. In addition, the breath activation feature of the AeroDose inhaler should allow for more efficient drug delivery and less drug waste. With these improvements, PathoGenesis and we believe that the market acceptance of TOBI can be broadened as a result of delivering an effective dose more quickly through the compact, hand-held, lightweight portable AeroDose inhaler.

    In March 2000, we entered into a development and supply agreement with PathoGenesis to develop the custom AeroDose inhaler for PathoGenesis' formulation of TOBI. PathoGenesis is responsible for the development and manufacture of the drug and its container. We are responsible for developing and manufacturing the custom AeroDose inhaler. PathoGenesis will conduct the clinical testing needed for regulatory approval of the product. A Phase I/II study of the AeroDose TOBI product has been completed. We plan to develop and produce the commercial version of the AeroDose inhaler for use with TOBI by the fourth quarter of 2001.

    Under the agreement, PathoGenesis received exclusive worldwide commercialization rights for the AeroDose inhaler when it is sold for use with TOBI. We also granted PathoGenesis exclusive worldwide commercialization rights to the AeroDose inhaler for the delivery of all other aminoglycoside drugs, which are a small subset of antibiotics, provided that we and PathoGenesis agree upon the terms of development of other drug products and the royalties and other payments to be made to us resulting from the sale of these products.

    We receive reimbursement of the costs to develop the AeroDose TOBI product and will receive reimbursement for the manufacturing costs and a small profit for each inhaler provided to PathoGenesis, as well as royalties on drug sales. Upon entering into this agreement, PathoGenesis made a $2.5 million equity investment in our company. Unless terminated earlier by either party, the agreement will continue on a country-by-country basis until the last patent covering the product expires, or on January 20, 2015, whichever is later. PathoGenesis was responsible for approximately 50% of our research and development revenues for 2000.

    Other Respiratory Products With Partners.  We collaborate, and intend to continue to collaborate, with pharmaceutical and biotechnology companies to develop novel pulmonary drug delivery products for respiratory therapy. Such collaborations can take one of two approaches: either a company contacts us with a proprietary drug to be delivered to the lungs, or we proactively identify product opportunities and approach potential partners after obtaining preclinical data, if possible.

    The flexibility of our technology to facilitate improved respiratory therapy has attracted potential development partners. We are currently working with three companies exploring respiratory therapies, of which one biotechnology product has completed a Phase I trial. We are currently conducting feasibility activities with potential partners with both small and large molecules for respiratory therapy. Feasibility studies can be paid for by us or by the other company. Generally, the agreements and the activities can be cancelled at any time by the other company. In the drug delivery area, it is common for pharmaceutical and biotechnology companies to conduct feasibility studies with multiple partners. Once feasibility of a particular drug has been established, the pharmaceutical and biotechnology companies typically fund additional development work and may make an equity investment in our company. Following collaborative development of a product, the partner will commercialize the product and pay us a royalty on sales. We currently intend to manufacture AeroDose inhalers and supply them to our partners at cost plus a small profit.

Products for Systemic Therapy

    In addition to our respiratory therapy activities, our strategy includes collaborating with pharmaceutical and biotechnology companies to develop novel pulmonary drug delivery products for systemic therapy.

    We are developing a special AeroDose inhaler for delivery of insulin to diabetic patients which will incorporate a patient-adjustable dosing system being developed in a collaboration with Becton Dickinson. The AeroDose insulin product is designed to utilize the first patient-adjustable container for pulmonary delivery of insulin, allowing patients to precisely adjust their insulin dose based on anticipated caloric intake and other factors.

    Phase I clinical studies using prototype patient-operated AeroDose inhalers with insulin have been completed in the United Kingdom and Germany. The studies compared insulin inhalation to subcutaneous injection, focusing on both the absorption of insulin into the bloodstream and its glucose-lowering effects. Subjects used separate AeroDose inhalers, which were configured for slow, deep inhalations and production of a small-particle aerosol appropriate for systemic drug delivery. Initial results indicated that the absorption and glucose-lowering effects of inhaled insulin, relative to injected insulin, were consistent with the published literature indicating that typically 8% to 15% of inhaled drug reaches the systemic circulation. There were no reported respiratory complaints and no measurable differences in lung function after inhalation versus injection. In the second study, optimal aerosolization parameters were evaluated.

    Phase II trials were initiated in Europe and the United States at the end of 2000. These studies are designed to provide additional evidence of AeroDose inhaler performance, inter- and intra-subject variability and dose proportionability of circulating levels of insulin following inhalation in Type II (non-insulin dependent) diabetic patients.

    In May 2000, we entered into an agreement with Becton Dickinson to collaborate on the development of a patient-adjustable container for use with the AeroDose insulin inhaler. Under the agreement, we will develop the customized AeroDose inhaler at our own cost and Becton Dickinson will bear the costs of its own activities. We will have the marketing rights to the product and Becton Dickinson will receive royalties on product sales and a portion of any payments we receive from any future marketing partner. Upon entering into the agreement, Becton Dickinson made a $2.5 million equity investment in our company.

    We plan to select a marketing partner for the AeroDose insulin product in the second half of 2001. The agreement with the marketing partner will cover the further development, clinical testing and commercialization of the product.

    In addition to insulin, we are continuing to evaluate the market opportunities for other drugs that we believe can be delivered to the bloodstream using the AeroDose inhaler. We intend to collaborate with pharmaceutical and biotechnology companies for development, clinical testing and commercialization of other AeroDose products.

Technology Out-licensing

    Our aerosol generator technology has proven to be of value to industries focusing outside the field of pulmonary drug delivery. In October 1999, we entered into an exclusive license agreement with a consumer company permitting it to use the aerosol generator in the fields of air fresheners and insect repellants worldwide. Under the license agreement, we will receive royalties based on net sales of units and refills, and the license gives us access to any improvements in the technology made by the consumer company during the conduct of its development and manufacturing activities. We have the right to terminate the agreement with respect to either the air freshener products or insect repellant products if such products are not introduced within specific time limits. We will continue to explore out-licensing opportunities for our technologies outside the field of pulmonary drug delivery.

Manufacturing

    We plan to manufacture the aerosol generators and outsource the manufacture of the other components used in our products. We manufacture the aperture plates and assemble the aerosol generators at our facility in Sunnyvale, California. We design the remaining components of the products, such as molded parts and electronic circuitry, and outsource the manufacture of these parts to qualified vendors. The manufacture of containers and sterile drug filling will be outsourced, minimizing the need for capital investment in specialized drug filling facilities. We plan to manufacture launch quantities of the AeroNeb nebulizer in our California facilities and launch quantities of the AeroNeb InLine nebulizer in Ireland. We currently plan to assemble the AeroDose inhalers in our California facilities.

Sales and Marketing

    We are evaluating options for the sales and marketing of our respiratory products. We anticipate developing a U.S. sales force, through outsourced or internal efforts or both, to support the respiratory products. We are also considering medical device distribution companies or respiratory equipment companies as partners to commercialize the AeroNeb system and AeroNeb InLine nebulizers. We plan to market the AeroNeb portable nebulizer system in the United States to certain home medical equipment dealers, retail pharmacies, physicians and patients. We intend generally to maintain the marketing rights for our AeroDose inhaler respiratory products in the United States and to commercialize the products in other countries through marketing partners or distributors. The products developed in collaboration with partner companies will generally be commercialized by the partners.

Competition

    There is intense competition in the drug delivery market. We compete with pharmaceutical and biotechnology companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in developing non-invasive drug delivery dosage forms and new drug research and development. Competing non-invasive alternatives to injectable drug delivery include oral, intranasal, transdermal and colonic absorption dosage forms. We also compete with entities producing and developing injectable dosage forms. Several of these entities are working on sustained-release injectable systems. While these systems still require injections, the lower number of injections could allow these products to compete effectively with non-invasive therapies.

    The pulmonary drug delivery market in particular is intensely competitive. Several companies, including Alkermes, Inc., Aradigm Corporation, Inhale Therapeutic Systems, Inc. and Sheffield Pharmaceuticals, Inc., are developing competing pulmonary drug delivery dosage forms. These competing dosage forms typically are designed to treat respiratory disease or to deliver drugs systemically. Several competitors have collaborative arrangements with partners to develop inhalers for insulin. We also face competition from existing pulmonary drug delivery dosage forms such as metered dose inhalers, dry powder inhalers and nebulizers, which have been used effectively to treat respiratory disease in certain patient populations for years. There can be no assurance that competitors will not develop and introduce products or technologies that are competitive with or superior to ours.

    The AeroDose inhaler products are expected to be more expensive than metered dose inhalers and currently available dry powder inhalers, as the products are expected to provide significant advantages over currently marketed devices. It is difficult to predict whether, and to what extent, our products will be reimbursed by insurance companies, health maintenance organizations and government healthcare providers. In addition, although we believe that physicians are likely to recommend our products to their patients, it is impossible to predict to what extent or how quickly this may occur.

    Many competitors have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, they may succeed in developing competing products and technologies, obtaining regulatory approval for products or gaining market acceptance more rapidly than we can. We believe that our products will compete on the basis of patient convenience, efficiency, dose reproducibility, safety and cost.

Intellectual Property and Proprietary Rights

    Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our aerosolization technology. As of December 31, 2000, we held six issued U.S. patents. In addition, we had 11 pending U.S. patent applications and eight pending international patent applications as of that date. None of the issued patents expire earlier than 2009. Our patents are directed at, among other things, the following: (i) apparatus and methods for generating aerosols, such as delivering the liquid to be aerosolized in surface tension with a vibrating membrane, dispersing the liquid through tapered apertures in the vibrating membrane, and incorporating the tapered apertures in a dome-shaped aperture plate; (ii) particular aspects of the liquid feed system; and (iii) particular embodiments of the aerosolization devices.

    The pending patent applications include coverage for numerous improvements on the fundamental aspects of the aerosolization technology.

    We cannot assure that the patents which we have obtained, or any patents that we may obtain as a result of our U.S. or international patent applications, will provide any competitive advantages for our products or that they will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets.

    A number of other companies, universities and research institutions have filed patent applications or have issued patents relating to vibratory aerosolization technology. In addition, we have become aware of, and may become aware of in the future, patent applications and issued patents that relate to our products. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our technology and such claims are ultimately determined to be valid, we cannot assure that we would be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. The inability to do either would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. We cannot assure that we will not have to defend ourselves in court against allegations of infringement of third-party patents.

    In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our employees and key consultants to execute confidentiality agreements upon the commencement of employment or a consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties. These agreements also provide that inventions conceived by the individual in the course of rendering services to AeroGen will be our exclusive property. However, we cannot assure that employees and consultants will not breach the agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

    The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have employed intellectual property litigation to gain a competitive advantage. We cannot assure that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. In 1999, we settled a patent interference involving U.S. Patent No. 5,261,601, assigned to Bespak concerning methods and apparatus for dispensing atomized sprays by vibrating a membrane to atomize the liquid in contact with the membrane through flared holes in the membrane. The settlement provided for a cross-license between AeroGen and Bespak, as a result of which Bespak has a license to certain of our technology. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in U.S. Patent No. 5,261,601. The license would not extend to any of our technology which was not disclosed in this patent.

    Our patent position involves complex legal and factual questions and is generally uncertain. The field of aerosolized drug delivery is crowded, and a substantial number of patents have been issued to others. We are aware of several issued U.S. and international patents that cover certain aspects of vibratory aerosolization technology. Legal standards relating to the validity and scope of patent claims in the biotechnology and pharmaceutical field are evolving. Therefore, the degree of protection which our patents will afford is uncertain. Patents, if issued, may be challenged, invalidated or designed around. Thus, any patents that we own or license may not provide any, or significant, protection against competitors. Our pending patent applications or those which we may file in the future may not result in patents being issued. Also, patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed.

    The defense and prosecution of intellectual property litigation, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings are both costly and time-consuming. If others violate our proprietary rights, litigation may be necessary to enforce our patents, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and cause significant diversion of effort by our technical and management personnel. An adverse determination, other litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be sure that we could obtain necessary licenses on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

    At the time of commencement of employment, our employees generally sign offer letters specifying basic terms and conditions of employment. In general, our United States employees are not subject to written employment agreements. Each of our employees has entered into a standard form confidential information and invention assignment agreement that provides that the employee will not disclose any of our confidential information received during the course of their employment and that, with some limited exceptions, the employee will assign to us any and all inventions conceived or developed during the course of employment.

Government Regulation

    Our products are subject to extensive regulation by numerous governmental authorities, principally the FDA in the United States, as well as numerous state and foreign regulatory agencies. We need to obtain clearance of our products by the FDA before we can begin marketing our products in the United States. Similar approvals generally are required in other countries before our products can be marketed in those countries.

    Product development and approval within this regulatory framework is uncertain, can take a number of years and requires substantial resources. The nature and extent of the governmental premarket review process for our products will vary depending on the regulatory categorization of particular products. Because our products may be characterized as devices, drugs or biologics, the regulatory approval path will not be the same for all of our products.

    Those of our products which are regulated as medical devices will be classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. The class for any particular product, as follows, will determine the regulatory route:

  •
  Class I: General controls, e.g., labeling, premarket notification and adherence to Good Manufacturing Practices (GMP) and quality system regulation (QSR);

  •
  Class II: General controls and special controls, e.g., performance standards and postmarket surveillance; and
  •
  Class III: Premarket approval.

    510(k) clearance.  Before a new device can be marketed, its manufacturer must obtain marketing clearance through either a premarket notification under Section 510(k) of the Federal Food, Drug and Cosmetic Act or approval of a premarket approval application. A 510(k) clearance typically will be granted if a company establishes that its device is "substantially equivalent" to a legally marketed Class I or II medical device or to a Class III device that was on the market prior to 1976 for which the FDA has not required the submission of a premarket approval application. A 510(k) clearance must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. An investigational device exemption (IDE) application generally must be approved before a clinical trial begins. The IDE must be supported by appropriate data, such as animal and laboratory testing results. Clinical trials may begin if the FDA and the appropriate institutional review boards approve the IDE. Trials must be conducted in conformance with FDA regulations and institutional review boards' requirements. The sponsor or the FDA may suspend the trials at any time if it is believed that they pose unacceptable health risks or the FDA finds deficiencies in the way they are being conducted. Data from clinical trials are often subject to varying interpretations that could delay, limit or prevent FDA approval. Commercial distribution of a device subject to the 510(k) requirement may begin only after the FDA issues an order finding the device to be substantially equivalent to a predicate device. It generally takes from four to 12 months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, that additional information is needed before a substantial equivalence determination may be made, or that the product must be approved through the premarket approval process. An FDA determination of "not substantially equivalent," a request for additional information, or the requirement that a premarket approval application be filed could delay market introduction of products that fall into this category. Furthermore, for any devices cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) submissions. We have received 510(k) clearance for the AeroNeb portable nebulizer. We plan to file a 510(k) application for the AeroNeb Inline nebulizer, and we expect that future nebulizer products will also proceed through the 510(k) clearance route.

    Premarket approval.  If a device does not qualify for the 510(k) premarket notification procedure, a company must file a premarket approval application. The premarket approval application requires more extensive pre-filing testing than required for a 510(k) premarket notification and usually involves a significantly longer review process. A premarket approval application must be supported by valid scientific evidence that typically includes extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. If clinical trials are required, and the device presents a "significant risk," an IDE application must be filed with the FDA and becomes effective prior to initiating clinical trials. If the device presents a "nonsignificant risk" to trial subjects, clinical trials may begin on the basis of appropriate institutional review board approval.

    A premarket approval application may be denied if applicable regulatory criteria are not satisfied, and the FDA may impose certain conditions upon the applicant, such as postmarket testing and surveillance. The premarket approval application process can be expensive, uncertain and lengthy, and approvals may not be granted. A number of third parties' devices for which premarket approval has been sought have never been approved for marketing and sale. After approval, a new application or a supplement is required if certain modifications are made to the device, its labeling or its manufacture.

    New Drug Application and Biologics License Application.  The AeroDose inhaler products may be regulated as drugs or biologics if approval is requested for the inhaler with a new chemical entity or a biologic. In this instance, an Investigational New Drug Application (IND) will be required before studies in patients can be initiated in the United States. Approval of a New Drug Application (NDA), or a Biologics License Application (BLA), will be required before the product can be marketed. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA or BLA would include information pertaining to the preparation of the drug substance, the manufacture of the inhaler, analytical methods, details on the manufacture of finished products and proposed packaging and labeling. Submission of an NDA or BLA does not assure FDA approval for marketing. The application process generally takes several years to complete. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical assurance.

    While PathoGenesis will control the regulatory process for the AeroDose TOBI product, we anticipate that it is likely that an NDA for the use of TOBI in combination with the AeroDose inhaler will be required. We also may be required to file a separate 510(k) application for the particular AeroDose inhaler ourselves. The final regulatory pathway has not yet been determined.

    We anticipate, although we are not yet certain, that an NDA will be required for the AeroDose albuterol, ipratropium and budesonide products. We plan to meet with the FDA in the first half of 2001 to discuss our regulatory strategy and the clinical studies we plan to conduct for our AeroDose inhaler products.

    There can be no assurance that approval for any of our products will be granted on a timely basis, or at all. Notwithstanding the submission of safety and efficacy data, the FDA ultimately may decide that the application does not satisfy all of its regulatory criteria for approval. The FDA also may require additional clinical tests (i.e., Phase IV clinical trials) following the NDA or BLA approval to confirm safety and efficacy. Upon approval, a product may only be marketed for the approved indications.

    In addition, the FDA may in some circumstances impose restrictions on the use of a product that may be difficult and expensive. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. The FDA also requires reporting of certain safety and other information that becomes known to a manufacturer of an approved product.

    The process for approval of products regulated as drugs and biologics outside the United States is similar to the NDA/BLA process within the United States. For client projects that incorporate biologics, we anticipate that a BLA will be required in addition to, or separate from, any 510(k) clearance we may be required to obtain for the AeroDose inhaler itself.

    European Union Clearance.  Commercialization of medical devices in the European Union is regulated under a system which presently requires that all medical products sold in the European Union bear the CE mark, an international symbol of adherence to quality assurance standards and demonstrated clinical effectiveness. Compliance with the Medical Device Directive—as certified by a recognized European Competent Authority—permits the manufacturer to affix the CE mark on its products. We cannot be certain that we will obtain the CE mark approval, or that we will not have delays in obtaining the CE mark approval for any product.

    Post-Approval Requirements.  Regulatory approval, if granted, may entail limitations on the indicated uses for which a product may be marketed, and product approvals, once granted, may be withdrawn if problems occur after initial marketing. Manufacturers of FDA-regulated products are subject to pervasive and continuing governmental regulation, including recordkeeping requirements and reporting of adverse experiences associated with product use. Compliance with these requirements is costly, and failure to comply properly can result in withdrawal of a product approval.

    Good Manufacturing Practices.  We will be required to adhere to applicable regulations setting forth the FDA's current Good Manufacturing Practices, which include testing, control and documentation requirements. Other countries have similar requirements. Failure to comply with GMP and other applicable regulatory requirements may result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to review pending marketing approval applications, withdrawal of marketing approvals and criminal prosecution.

    Hazardous materials.  Our operations involve use of hazardous and toxic materials and generate hazardous, toxic and other wastes. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with these standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

Employees

    We had 108 full-time employees as of December 31, 2000, approximately 90 of whom were engaged in product development and research activities. Eleven of our total number of employees were at our Irish facility. Our employees are not represented by a collective bargaining agreement. All employees participate in an employee stock option plan and receive options that generally vest over a four-year period. We believe our relations with our employees are good.

Risk Factors

We are a development stage company and almost all of our products are in an early stage of research and development, which makes it difficult to evaluate our business and prospects.

    Our company must be evaluated in light of the uncertainties and complexities present in a development stage company. Almost all of our products are in an early stage of research or development. Before we can begin to sell our AeroDose inhaler products commercially, we will need to invest in substantial additional development and conduct clinical trials. To further develop such products, we will need to address engineering and design issues, including ensuring that our products deliver a consistent and predictable amount of drug to the lung and can be manufactured successfully. We cannot assure that:

  •
  our research and development efforts will be successful;

  •
  any of our inhaler products will prove safe and effective;

  •
  we will obtain regulatory clearance or approval to sell any additional products; or

  •
  any of our products can be manufactured in commercial quantities or at an acceptable cost or marketed successfully.

We have a history of losses, anticipate future losses and may never achieve or maintain profitability.

    We have never been profitable. Through December 31, 2000, we have incurred a cumulative deficit of approximately $39.7 million. We expect to continue to incur substantial losses over at least the next several years as we:

  •
  expand our research and development efforts;

  •
  expand our preclinical and clinical testing activities;

  •
  expand our manufacturing efforts, including our commercial production capability; and

  •
  build our sales and marketing capabilities and launch our inhaler products.

    To achieve and sustain profitability, we must, alone or with others, develop, obtain regulatory approval for, manufacture, market and sell products. We cannot assure that we will generate sufficient product revenues, royalties or research and development revenues to become profitable or to sustain profitability.

We may need additional capital. If we cannot secure additional funding on acceptable terms, we may be required to slow our progress, curtail our operations or give up rights to some of our technologies or products.

    Depending on the timing and nature of our marketing efforts and whether and when we enter into additional collaborations, we may need to raise additional funds to finance our operations. Our cash requirements may increase because of our research and development efforts, including clinical trials, capital expenditures, and the manufacture and marketing of our products. We may need to seek additional funding through collaborations or through public or private equity financings. We cannot assure that additional financing will be available on acceptable terms or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs. Arrangements with collaborative partners may require us to relinquish rights to some of our technologies or products.

Our technology is unproven, so products using our technology may not work effectively.

    Since our pulmonary drug delivery technology is new and unproven, most of our products are currently in the research, development or clinical stages. Extensive additional testing will need to be performed to demonstrate that:

  •
  drugs may be safely and effectively delivered using our technology;

  •
  our nebulizers and inhalers are safe across a range of drugs and formulations;

  •
  our products consistently deliver accurate and predictable amounts of drug over time; and

  •
  drug formulations are stable in our products.

    If our products do not prove to be safe and effective, we may be required to abandon some or all of them. If we cannot develop new products, our business will suffer.

If clinical trials of our products are not successful, products using our AeroDose inhalers may not be commercialized.

    Before either we or our partners can file for regulatory approval for the commercial sale of products using our AeroDose inhalers, the FDA and other governmental agencies in other countries will require extensive clinical trials to demonstrate their safety and efficacy. We are developing drug and inhaler combinations, each of which will require clinical testing. To date, we have completed limited clinical trials using prototype AeroDose inhalers. If we do not successfully complete appropriate clinical trials, we will not be able to commercialize our products. The results of initial clinical trials do not necessarily predict the results of more extensive clinical trials. Furthermore, we cannot be certain that clinical trials of our products will demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

We have limited manufacturing experience and may not be able to manufacture our products in commercial quantities. We will depend on key suppliers and contract manufacturers, and their failure to supply us may delay or prevent commercialization of our products.

    We are building our own manufacturing capabilities to produce key components of our products. We currently plan to produce all of the requirements of our aerosol generators. We plan to use contract manufacturers to produce certain other key components and subassemblies of our products. We may assemble some or all of our products ourselves, or we may use contract manufacturers for the final assembly of some or all of our products. We do not have contracts with any of our key suppliers or contract manufacturers. In addition, most of them are currently our sole source of supply. We may not be able to enter into or maintain satisfactory contracts or arrangements. In addition, manufacturing our products could be delayed by supply problems at our suppliers or contract manufacturers. There can be no assurance that we or our contract manufacturers can successfully manufacture in high volumes in a timely manner, at an acceptable cost or at all. We cannot assure that:

  •
  the design of our products will permit their manufacture on a commercial scale;

  •
  manufacturing and quality control problems will not arise as we attempt to scale-up production; or

  •
  any scale-up of production can be achieved in a timely manner or at a commercially reasonable cost.

    Failure to address these issues adequately could delay or prevent clinical testing and commercialization of our products.

If our collaboration with PathoGenesis is not successful, the AeroDose TOBI product will not be commercialized.

    The successful development and commercialization of the AeroDose TOBI product depends on our development collaboration with PathoGenesis. PathoGenesis has agreed to:

  •
  fund our AeroDose TOBI development activities;

  •
  design and conduct advanced clinical trials and obtain regulatory approval;

  •
  purchase the AeroDose TOBI inhaler from us at a defined premium over our manufacturing cost; and

  •
  pay us royalties on product sales if and when the AeroDose TOBI product is commercialized.

    The development and commercialization of the AeroDose TOBI product will not occur if PathoGenesis fails to conduct these activities. PathoGenesis may terminate the agreement at any time. We cannot assure that we will receive further development funding, that PathoGenesis will commercialize the product, or that we will receive any manufacturing or royalty payments. If PathoGenesis terminates the agreement, our business will be impaired. The development and commercialization schedule for the product is in the control of PathoGenesis, and therefore the speed at which the program will proceed, the timing of regulatory approval if the development program is completed, and the timing of the launch of the product are all uncertain and are not within our control.

Our insulin product currently is our only product in development for systemic drug delivery, and there are many uncertainties which could cause the product to be delayed or not to reach the market at all.

    We have only completed two small Phase I clinical trials, and we have only recently initiated Phase II studies for our insulin product. Early studies generally focus on the safety of a product rather than our effectiveness in treating the disease. We cannot be sure that the results of these and/or other additional clinical trials will prove the safety and effectiveness of our product. Ensuring a steady supply of insulin from a qualified supplier is critical to the success of the product. We do not yet have a contract for the commercial supply of insulin, and there are only a limited number of suppliers of commercial quantities of insulin. If our agreement with Becton Dickinson terminates or if Becton Dickinson's efforts in our collaboration are unsuccessful, then we will need to develop or obtain a different container to use with our insulin product, and clinical trials and regulatory approval could be delayed. In addition, we have not yet identified a marketing partner to fund the additional development and clinical trials necessary to obtain regulatory approval and to commercialize the product. We cannot assure that we will be able to enter into a satisfactory agreement with a marketing partner.

We may not be able to develop certain products if we do not enter into additional collaborative relationships or gain access to compounds from third parties.

    Our strategy depends partially on our ability to enter into collaborative relationships with additional partners to conduct the clinical trials, manufacturing, marketing and sales activities necessary to commercialize products. To develop products to be marketed by us, we will need to purchase or license, and possibly reformulate and package, drugs for use with our AeroDose inhalers and nebulizers. We cannot assure that we will be able to establish these kinds of arrangements on favorable terms or at all, or that our existing or future collaborative arrangements will be successful.

If our products do not gain commercial acceptance, we will not generate significant revenue.

    Our success in commercializing our products depends on many factors, including acceptance by healthcare professionals and patients. Their acceptance of our products will depend largely on our ability to demonstrate that our products can compete with alternative delivery systems with respect to:

  •
  safety;

  •
  efficacy;

  •
  the benefits associated with pulmonary delivery;

  •
  ease of use; and

  •
  price.

    We cannot be sure that our products will compete effectively or that we or our partners will be able to successfully market any products in a timely manner.

If we are unable to develop a successful sales and marketing program, we will not be able to commercialize our products.

    We currently have a very limited sales and marketing staff, and many of our competitors have substantial sales and marketing programs. Our success in commercializing our respiratory products in the United States will depend on our ability to develop a successful sales and marketing program. There can be no assurance that the planned 2001 launches of our first two products, the AeroNeb portable nebulizer system and the AeroNeb InLine nebulizer, will be successful, and in any event these products are not expected to generate significant revenues and we may initially have financial losses resulting from the marketing expenditures necessary to launch the products. Successful worldwide commercialization will depend upon finding strong marketing partners for our products in other countries.

Our corporate partners may not commercialize our products or may develop products that compete against our products.

    We will depend on our corporate partners to commercialize products developed in collaboration with us. If any of our existing or future corporate partners do not complete the development and commercialization of products to which they have obtained rights from us, then our business could be impaired. In the drug delivery area, it is common for corporate partners to conduct feasibility studies with multiple partners. There can be no assurance that our existing or future corporate partners will choose our technology over their own technology or that of our competitors.

If we are unable to attract and retain the highly skilled personnel necessary for our business, we may not be able to develop our products successfully.

    Because of the specialized nature of our business, we depend upon qualified scientific, engineering, technical and managerial personnel. In particular, our business and prospects depend upon the continued employment of Dr. Jane E. Shaw, our Chairman and Chief Executive Officer. We do not have an employment agreement with Dr. Shaw. There is intense competition for qualified personnel in our business, especially for engineering personnel. In addition, our location in northern California makes recruiting qualified personnel from outside the San Francisco Bay area more difficult, due to the very high cost of housing, the rapid expansion of businesses demanding skilled workers and the low unemployment rates. Therefore, we may not be able to attract and retain the qualified personnel necessary to grow our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical, engineering and managerial personnel in a timely manner, would harm our research and development programs and our business.

Our ability to market and sell our products depends upon receiving regulatory approvals, which we may not obtain.

    Our products are subject to extensive regulation in the FDA, state and local government agencies, and abroad by international regulatory authorities. These agencies regulate the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of medical devices, drugs and biologics. If we or our partners fail to obtain regulatory clearances to market our products, our business will be harmed and we, or our collaborative partners, will not be able to market and sell our products. Even if granted, regulatory approvals may include significant limitations on the uses for which products may be marketed. Once obtained, required approvals may be withdrawn, or we may not remain in compliance with regulatory requirements. The process for obtaining necessary regulatory approvals for drugs and biologics is generally lengthy, expensive and uncertain. Obtaining and maintaining foreign regulatory approvals is expensive, and we cannot be certain that we will receive approvals in any foreign country in which we or our partners plan to market our products. If we or our partners fail to obtain regulatory approval in the United States or in any foreign country in which we plan to market our products, our revenues will be lower. The regulatory approval process for many of our products is unclear because our products may be classified as medical devices, drugs or biologics. As a result, we may experience greater regulatory uncertainty and longer approval timelines.

If our manufacturing facilities do not meet federal, state or international manufacturing standards, we may not be able to sell our products in the United States or internationally.

    Our manufacturing facilities are subject to periodic inspection by regulatory authorities and our operations will continue to be regulated by the FDA for compliance with current Good Manufacturing Practices (GMP). We also are required to comply with the ISO 9000 series standards in order to produce products for sale in the European Union. ISO, the International Organization for Standardization, is a worldwide federation of national standards bodies. ISO has developed the ISO 9000 family of standards to assist companies in implementing and operating quality management systems. ISO 9001 provides the requirements for a quality management system that a company must meet in order for our products to satisfy applicable regulatory requirements. We only recently received ISO 9001 certification for our California facility. Maintaining such certification is difficult and costly. If we fail to comply with GMP requirements, ISO 9000 series or other international regulatory requirements, we may be required to cease all or part of our operations until we comply with these regulations. We cannot be certain that our facilities will be found to comply on an ongoing basis with GMP, ISO 9000 series or other international regulatory requirements.

    The state of California requires that we maintain a license to manufacture medical devices, and our facilities and manufacturing processes may be inspected from time to time to monitor compliance with the applicable regulations. We will be subject to licensing requirements and periodic inspections by the California Department of Health Services, the county of Santa Clara and various environmental agencies. If we are unable to maintain a license following any future inspections, we will be unable to manufacture or ship any products.

    Currently, we lease our California facility under a lease expiring at the end of 2001. We intend to use this facility to manufacture our products, which requires that we qualify the facility with the FDA. If we are unable to renew our lease on terms satisfactory to us, then we may be required to move to a new facility and dedicate substantial resources to building and qualifying new manufacturing operations.

Our products may not be commercially viable if government health administration authorities, private health insurers and other third-party payors do not provide adequate reimbursement for the cost of our products.

    In both domestic and foreign markets, sales of our potential products will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services. There is significant uncertainty about the reimbursement status of newly approved healthcare products. We cannot assure that any of our products will be reimbursed by third-party payors. In addition, we cannot assure that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of health care products may change before our products are approved for marketing, and any such changes could further limit reimbursement.

Our competitors may be more successful in developing competing technologies and gaining market acceptance.

    We compete with pharmaceutical, biotechnology and drug delivery companies, research organizations, individual scientists and nonprofit organizations engaged in the development and commercialization of drug delivery systems and new drug research and testing. We are aware of a number of companies currently seeking to develop pulmonary delivery devices and other non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems and infusion systems. Many of these companies and entities have greater research and development, manufacturing, marketing, financial and managerial resources and experience than we do. Accordingly, our competitors may succeed in developing competing technologies and products, obtaining regulatory approval for products or gaining market acceptance more rapidly than we can. If competitors bring effective products to market before we do, there is a risk that we may not be able to gain significant market share because our competitors may have firmly established their products in the market. It is also possible that a competitor may develop a technology or product that renders our technology or products obsolete.

We may be unable to effectively protect our intellectual property, which could enable third parties to use our technology and impair our ability to compete effectively.

    Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our aerosolization technology. We cannot assure that the patents we have obtained, or any patents we may obtain as a result of our pending U.S. or international patent applications, will provide any competitive advantages for our products and, in particular, our vibratory aerosolization technology, which is technology that aerosolizes liquids by vibrating a metal plate that contains holes. We also cannot assure that those patents will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure that competitors, many of which have substantial resources and have made substantial investments in competing technologies, have not already applied for or obtained, or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international markets. Patent applications are maintained in secrecy for a period after filing. We may not be aware of all of the patents and patent applications potentially adverse to our interests.

    A number of pharmaceutical, medical device and other companies, as well as universities and research institutions, have filed patent applications or have issued patents relating to methods and apparatuses for aerosolization and pulmonary drug delivery. We have become aware of, and may become aware of in the future, patent applications and issued patents that relate to certain aspects of the technology employed in our products, including certain aspects of vibratory aerosolization technology. Our pending patent applications, and those we may file in the future, may not result in patents being issued. We do not believe that our products currently infringe any valid and enforceable claims of the issued patents that we have reviewed. However, if third-party patents or patent applications contain claims infringed by our products and such claims are ultimately determined to be valid, we may not be able to obtain licenses to those patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Our inability to do either would have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure that we will not have to defend ourselves in court against allegations of infringement of third-party patents, or that such defense would be successful.

    In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. We require our employees and key consultants to execute confidentiality agreements upon the commencement of employment or a consulting relationship with us. We cannot assure that employees or consultants will not breach these agreements, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or be independently developed by competitors.

We may become subject to patent litigation, which would be costly to defend and could invalidate our patents.

    The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have used intellectual property litigation to gain a competitive advantage. We cannot assure that we will not become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office, the USPTO, to determine the priority of inventions. In 1999, we settled a patent interference with U.S. Patent No. 5,261,601, assigned to Bespak plc. The settlement provided for a cross-license between us and Bespak, as a result of which Bespak has a license to certain of our technology, including the right to sublicense. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in U.S. Patent No. 5,261,601.

    Our patent position involves complex legal and factual questions and is generally uncertain. Legal standards relating to the validity and scope of patent claims in the biotechnology and pharmaceutical field are evolving. Defending and prosecuting intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are costly and time-consuming. Further litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will be costly and will result in significant diversion of effort by technical and management personnel. An adverse determination in any of the litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to license disputed rights from third parties or require us to cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects. Patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, and could include ongoing royalties. We cannot assure that we can obtain the necessary licenses on satisfactory terms, if at all.

If we were successfully sued for product liability, we could face substantial liabilities that exceed our resources.

    Researching, developing and commercializing medical devices and pharmaceutical products entails significant product liability risks. The use of our products in clinical trials and the commercial sale of our products may expose us to liability claims. These claims might be made directly by consumers or by our partner companies or others selling such products. Companies often address the exposure of this risk by obtaining product liability insurance. Although we currently have product liability insurance, we cannot assure that we can maintain such insurance or obtain additional insurance on acceptable terms in amounts sufficient to protect our business or at all. A successful claim brought against us in excess of our insurance coverage would have a material adverse effect on our business.

We use hazardous and toxic materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

    Our operations involve the use of hazardous and toxic materials and generate hazardous, toxic and other wastes. In particular, we use a special metal alloy to build our aerosol generators that is regulated as a hazardous material. The risk of accidental contamination or injury from hazardous and toxic materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and this liability could exceed our resources. Our operations could be shut down by government officials if we were not in compliance with environmental laws.

We need to integrate effectively the activities of our new Irish subsidiary with our California activities in order to operate efficiently.

    In May 2000, we acquired Cerus Limited, an Irish company with approximately ten employees. Cerus was renamed AeroGen (Ireland) Limited and has primary responsibility for developing and obtaining regulatory approval for our AeroNeb InLine nebulizer. If the California and Irish locations of our businesses do not integrate quickly and efficiently, the development and commercialization of our products could be delayed. Currency fluctuations involving our Irish operations may cause foreign currency translation gains and losses. We cannot predict the effect of such exchange rate fluctuations on our combined operations.

Our stock price may be volatile.

    The market prices for securities of many companies in the life sciences industry have historically been highly volatile, and the market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

  •
  market conditions relating to the life sciences industry;

  •
  investor perception of us as a company;

  •
  securities analysts' recommendations;

  •
  delays in the development, regulatory approval or commercialization of our products;

  •
  announcements of technological innovations or new commercial products by us, our partners or competitors;

  •
  failure to establish new collaborative relationships or termination of existing collaborative relationships;

  •
  developments or disputes concerning patent or intellectual property rights;

  •
  regulatory and pricing developments in both the United States and foreign countries;

  •
  public concern as to the safety of drugs and drug delivery technologies;

  •
  period-to-period fluctuations in financial results; or

  •
  economic and other external factors.

    In connection with our initial public offering in November 2000, substantially all of our stockholders agreed not to sell any of their shares of our Common Stock until after May 9, 2000. The eligibility of these shares for sale may cause the market price for our common stock to decline.

We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to stockholders.

    Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions also may discourage bids at a premium over the market price of our common stock and may adversely affect both the market price of our common stock and the voting rights of our stockholders.

Concentration of ownership among our existing executive officers, directors and entities affiliated with our directors may prevent new investors from influencing significant corporate decisions.

    Our executive officers, directors and entities affiliated with our directors beneficially own, in the aggregate, approximately 29% of the outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of AeroGen and will make some transactions difficult or impossible without the support of these stockholders.

Item 2. PROPERTIES

    We lease two contiguous facilities, approximately 25,000 square feet and 13,000 square feet, respectively, in Sunnyvale, California. We presently use approximately 85% of the space in these facilities and have approximately 15% available for expansion. We have a manufacturing area in the facilities, and the proposed manufacturing activities currently are not expected to require additional space. The leases on our laboratory, manufacturing and office spaces expire in December 2001, but may be available for renewal or extension on a short-term basis beyond that time. We are currently assessing our future requirements, and whether our current space would be available to us after the expiration of the lease. It is expected that lease costs will increase after 2001, due to increases in the rental rates since the time we initially leased these facilities. AeroGen (Ireland) Limited leases a laboratory and office facility of approximately 2,500 square feet in Galway, Ireland. This lease expired at the end of 2000 and AeroGen (Ireland) Limited currently leases the facilities from month to month. AeroGen (Ireland) Limited intends to build a new facility of approximately 10,000 square feet in 2001, at an approximate cost of $1.5 million. We plan to provide approximately 20% of the costs of the facilities in the form of a loan to our subsidiary; the remainder is expected to be financed through a mortgage on the property, guaranteed by us.

Item 3. LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 3, 2000, the stockholders of AeroGen approved the items listed below in an action by written consent. Of the 15,776,773 votes solicited, written consents representing 2,356,544 votes were not returned.

1.
An amendment to our Certificate of Incorporation to effect a one-for-three reverse stock split.

  For: 13,412,216 votes
  Against: 7,937 votes

2.
An amendment and restatement of our Certificate of Incorporation to take effect immediately after our initial public offering.

  For: 12,740,294 votes
  Against: 679,859 votes

3.
An amendment and restatement of our Bylaws to take effect immediately after our initial public offering.

  For: 12,712,629 votes
  Against: 707,524 votes

4.
A form of Indemnity Agreement between AeroGen and each of our directors and executive officers.

  For: 13,390,988 votes
  Against: 29,165 votes

5.
Adoption of the 2000 Non-Employee Directors' Stock Option Plan.

  For: 13,380,988 votes
  Against: 39,165 votes

6.
Adoption of the 2000 Employee Stock Purchase Plan.

  For: 13,418,653 votes
  Against: 1,500 votes

7.
Adoption of the 2000 Equity Incentive Plan.

  For: 13,413,653 votes
  Against: 6,500 votes

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information concerning our executive officers, including their ages as of March 23, 2001:

Name	Age	Positions with AeroGen
Jane E. Shaw, Ph.D	62	Chief Executive Officer and Chairman of the Board of Directors
Yehuda Ivri	49	Chief Technical Officer, Director and Founder
Casper L. de Clercq	36	Vice President, Sales and Marketing
Carol A. Gamble	48	Vice President, General Counsel and Secretary
Deborah K. Karlson	48	Vice President and Chief Financial Officer
Michael A. Klimowicz	50	Vice President, Product Development
John S. Power	41	Vice President, European Operations and Managing Director of AeroGen (Ireland) Limited

    Jane E. Shaw, Ph.D. has served as Chairman of our Board of Directors and as our Chief Executive Officer since 1998. Dr. Shaw was a founder and consultant of The Stable Network, a consulting company that focuses on improving the productivity and profitability of biopharmaceutical companies, from 1994 to 1998. Dr. Shaw held various scientific and management positions with ALZA Corporation, a pharmaceutical company, from 1970 to 1994, most recently as President and Chief Operating Officer from 1987 to 1994. Dr. Shaw received a B.Sc. and Ph.D. in Physiology from Birmingham University in England. Dr. Shaw serves as a director of McKesson HBOC, Inc., a healthcare supply management company; Intel Corporation, a semiconductor manufacturer; Boise Cascade Corporation, an office, wood and paper products company; and IntraBiotics Pharmaceuticals, Inc., a biopharmaceutical company.

    Yehuda Ivri founded AeroGen in 1991 and has served as a member of our Board of Directors since its inception. Mr. Ivri has served as our Chief Technical Officer since 1996 and previously was our Chief Scientist and Vice President. Mr. Ivri received an M.S. in Mechanical Engineering from the Technion-Israel Institute of Technology.

    Casper L. de Clercq has served as our Vice President, Sales and Marketing since 1999 and served as our Vice President of Business Development from 1998 to 2000. Mr. de Clercq was Director of Market Development at Heartport, Inc., a cardiovascular device company, from 1996 to 1998, and Co-founder and Vice President of Business Development at Biointerventions, Co., a biotechnology company, from 1994 to 1995. Mr. de Clercq held various positions at Diagnostic Products Corporation, a medical device company, from 1987 to 1991, and was a consultant at Bain & Company, an international strategy consulting firm, from 1984 to 1987. Mr. de Clercq received a B.A. in Biochemistry from Dartmouth College, an M.B.A. from Stanford University Graduate School of Business and an M.S. in Biological Science from Stanford University.

    Carol A. Gamble has served as our Vice President, General Counsel and Secretary since May 2000. Previously Ms. Gamble was with ALZA Corporation, a pharmaceutical company, from 1988 to 2000, most recently as Senior Vice President and Chief Corporate Counsel. Previously, Ms. Gamble was a partner with the law firm of Heller, Ehrman, White & McAuliffe. Ms. Gamble received a B.S. in Education from Syracuse University and a J.D. from the University of California, Berkeley.

    Deborah K. Karlson has served as our Chief Financial Officer since February 2000 and Vice President of Finance and Administration since 1999. Ms. Karlson was a financial consultant from 1992 until 1999, and provided consulting services to us from 1997 to 1999. Previously, Ms. Karlson was a manager with Deloitte & Touche LLP, an accounting firm. She received a B.A. in Accounting and Economics and an M.B.A. in Finance and Accounting from the Syracuse University School of Management.

    Michael A. Klimowicz has served as our Vice President, Product Development since 1998. Mr. Klimowicz held a number of senior management positions at Alaris Medical Systems, a medical device company, from 1990 to 1998, most recently as Director of Product Development. Mr. Klimowicz was the Director of Biomedical Engineering at Psicor Inc., a medical services company, from 1987 to 1990. Mr. Klimowicz received a B.S. in Electrical Engineering from Western Michigan University.

    John S. Power has served as our Vice President, European Operations and as the Managing Director, AeroGen (Ireland) Limited since May 2000. Mr. Power was the Managing Director of Cerus Limited (now AeroGen Ireland), from 1998 to 2000. Mr. Power was Engineering Manager in Mechanical Development at Nellcor Puritan Bennett Incorporated, a medical products company, from 1993 to 1997. Mr. Power was an engineering consultant to various companies from 1988 to 1992. Mr. Power obtained I. Eng. Engineering Council Status from the Chesterfield College of Technology.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock has been traded on the NASDAQ Stock Market® under the symbol AEGN since November 10, 2000. The high and low sales price for the period of the fourth quarter of 2000 from the time the shares began trading were $13.25 and $7.625. As of March 23, 2001, there were approximately 300 holders of record of AeroGen Common Stock. AeroGen has not paid any dividends on our Common Stock and has no present intention to do so, as we expect to continue investing in our business, and incurring losses, for several years.

    Sales of unregistered securities in the year ended December 31, 2000 were as follows (as adjusted for a one-for-three share reverse stock split in November 2000):

(1)
From March 2000 through May 2000, AeroGen issued 1,923,078 shares of Series E preferred stock to two purchasers, PathoGenesis Corporation and Becton, Dickinson and Company, at a purchase price of $2.60 per share for an aggregate purchase price of $5,000,002. Shares of Series E preferred stock converted into shares of common stock upon our initial public offering at the rate of one share of common stock for every three shares of Series E preferred stock owned.

(2)
In April 2000, AeroGen issued 180,000 shares of common stock to two purchasers, Michael A. Klimowicz and Deborah K. Karlson, executive officers, at $0.60 per share, for a purchase price of $108,000, upon the exercise of outstanding stock options.

(3)
In May 2000, AeroGen issued 1,725,000 shares of Series E preferred stock in exchange for all voting shares of stock of Cerus Limited, held by 20 individuals, in connection with our acquisition of Cerus Limited, whereby Cerus became AeroGen (Ireland) Limited, a subsidiary of AeroGen. Shares of Series E preferred stock automatically converted into shares of common stock at the rate of one share of common stock for every three shares of Series E preferred stock owned upon our initial public offering.

(4)
In July 2000, AeroGen issued 7,498,223 shares of Series F preferred stock to 30 investors including 20 institutional investors, six individuals and four trusts at a purchase price of $2.25 per share, for an aggregate purchase price of $16,871,001. Shares of Series F Preferred Stock automatically converted into shares of common stock at the rate of one share of common stock for every three shares of Series F preferred stock owned upon our initial public offering.

    The sales and issuances of securities described in paragraphs (1) and (4) above were deemed to be exempt from registration under the Securities Act in reliance upon Regulation D. The sales and issuances of securities described in paragraphs (2) were deemed to be exempt from registration under the Securities Act in reliance upon Rule 4(2). The issuance of securities described in paragraph (3)

above was deemed to be exempt from registration under the Securities Act in reliance upon Regulation S. Appropriate legends are affixed to the stock certificates issued in the aforementioned transactions. All recipients either received adequate information about AeroGen or had access, through employment or other relationship, to such information.

    Our Registration Statement on Form S-1 for our initial public offering, Registration Number 333-44470, was declared effective by the Securities and Exchange Commission on November 11, 2000, and the shares were offered on that date. The underwriters exercised their overallotment option in full on December 8, 2000. The managing underwriters were Chase Securities Inc., CIBC World Markets, and SSG Cowen Securities Corporation. A total of 4,140,000 shares (including the overallotment shares) of common stock were sold in the offering, at a price to the public of $12.00 per share. The total number of shares registered was 4,140,000 shares. The aggregate price was $49,680,000, and all of the shares were sold in the offering. Total expenses of the offering were approximately $5.2 million, including approximately $3.5 million of underwriting discounts and expenses paid to the underwriters, and approximately $1.7 million of other expenses. None of the payments were direct or indirect payments to directors, officers or affiliates of AeroGen or to persons owning 10% or more of AeroGen Common Stock. The net proceeds to AeroGen from the offering (after expenses) were approximately $44.5 million. None of the proceeds were used by AeroGen during the year 2000.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Selected Consolidated Financial Data

    The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of this Form 10-K) and the consolidated financial statements and related notes (Item 8 of this Form 10-K). The consolidated financial data for periods prior to the periods covered by the financial statements included in Item 8 of this Form 10-K are derived from audited financial statements not included in this report.

						Cumulative Period From 11/18/91 (Date of Inception) Through 12/31/00
	December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Research and development revenues	$5,832	$468	$85	$328	$149	$7,430

Operating expenses:
Research and development	16,219	7,910	4,392	3,961	1,725	35,271
General and administrative	4,143	2,076	1,600	1,509	706	10,721
Purchased in-process research and development	3,500	—	—	—	—	3,500

Total operating expenses	23,862	9,986	5,992	5,470	2,431	49,492

Loss from operations	(18,030)	(9,518)	(5,907)	(5,142)	(2,282)	(42,062)
Interest income, net	1,160	550	345	87	108	2,323

Net loss	(16,870)	(8,968)	(5,562)	(5,055)	(2,174)	(39,739)
Dividend related to beneficial conversion feature of preferred stock.	(16,517)	—	—	—	—	(16,517)

Net loss available to common stockholders	$(33,387)	$(8,968)	$(5,562)	$(5,055)	$(2,174)	$(56,256)

Net loss per common share, basic and diluted	$(7.30)	$(4.95)	$(3.47)	$(3.40)	$(1.54)

Shares used in computing net loss per common share, basic and diluted	4,576	1,811	1,603	1,487	1,413

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and available-for-sale securities	$60,976	$7,809	$17,499	$5,904	$1,433
Working capital	60,639	7,408	16,825	5,383	1,196
Total assets	66,712	9,674	18,608	7,108	1,726
Long-term obligations, less current portion	184	100	480	778	66
Convertible preferred stock	—	31,476	31,476	15,819	5,743
Deficit accumulated during the development stage	(39,739)	(22,869)	(13,901)	(10,027)	(4,077)
Total stockholders' equity (deficit)	64,228	(23,013)	(14,140)	(10,285)	(4,344)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management's Discussion and Analysis of Financial Condition And Results of Operations

    The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included in Item 8 of this Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainty. As a result of many factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in any forward-looking statements.

Overview

    AeroGen was incorporated in November 1991. We specialize in the controlled delivery of drugs to the lungs. Our core technology consists of a proprietary aerosol generator. We are using the technology to develop respiratory products for marketing by us, and we are developing products in collaboration with pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs through the lungs to the bloodstream.

    We are in the development stage and since inception have devoted substantially all of our efforts to the development of products. We have an accumulated deficit of approximately $39.7 million as of December 31, 2000. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase primarily due to the expansion of our research and development activities, an increase in the number and size of clinical trials, the costs associated with the manufacturing and marketing of our products, and the general expansion of our business activities. To date, we have not had product sales. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have been equity financings, research and development revenues, interest earned on investments and, to a lesser extent, equipment lease financings.

    We perform feasibility and initial development work to customize our AeroDose inhalers to deliver specific drugs, and we have been compensated for expenses incurred in performing this work in several cases. Once feasibility is demonstrated with respect to a potential product, we will seek to enter into an agreement with the corporate partner owning the rights to the compound that will be used in the product. We currently have such an agreement with PathoGenesis (acquired by Chiron in 2000) to develop an AeroDose inhaler to deliver TOBI, an inhaled tobramycin therapy for the treatment of cystic fibrosis.

    Our collaborative agreement with PathoGenesis provides for reimbursement of research and development expenses incurred under an approved workplan. If the product continues to commercialization, we expect to receive royalties from PathoGenesis on product sales. We expect to receive similar payments from other partners for the development of products under other collaborations and royalties based on partner sales of products. We also expect to receive revenue from the manufacturing of these products. We recognize research and development revenues as reimbursable research and development expenses are incurred.

    In May 2000, we acquired all the voting stock of Cerus Limited, now AeroGen (Ireland) Limited, for 1,725,000 shares of Series E convertible preferred stock valued at approximately $6.0 million, including transaction costs of approximately $150,000. Cerus was a development stage company developing products under a license from us using our core aerosol generator technology. AeroGen (Ireland) Limited (formerly Cerus Limited) has research and development projects underway aimed at developing two product lines: inline nebulizers, which we now call the AeroNeb InLine nebulizer; and a line of drug containers for use in inline nebulizer products.

    The first inline nebulizer product has significant development milestones to achieve before it can be commercialized. The significant milestones include completion of the development of the technology incorporated in the product, completion of the necessary reliability testing, field testing and filing for and obtaining regulatory clearance, scale-up of manufacturing of the aerosol generator by AeroGen and the product manufacturing process by AeroGen (Ireland) Limited. Other products in this line are at earlier stages of development.

    The drug container project is at a very early stage of development, and the time and cost to completion may be significant.

    The acquisition was accounted for using the purchase method of accounting. The purchase price, which for financial accounting purposes was valued at $6.0 million, was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition, as determined by management. As a result of this transaction, we recorded expense associated with the purchase of in-process research and development of $3.5 million, net tangible assets of $445,000, and intangible assets (including goodwill) of $2.0 million, the majority of which will be amortized over six years.

    We have incurred stock-based compensation expenses of $0.8 million, $0.1 million and none, for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, there was approximately $6.1 million of deferred stock-based compensation which will be amortized to expense on a straight line basis through 2004. We anticipate incurring additional stock-based compensation expense in the future as a result of fluctuations in the market value of our stock which will have a direct impact on the value of securities held by non-employees.

    AeroGen had federal and state net operating loss carryforwards of approximately $40.0 million and $23.6 million, respectively, as of December 31, 2000, and approximately $21.8 million and $13.9 million, respectively, as of December 31, 1999. We also had federal and state research and development tax credit carryforwards as of December 31, 2000 and 1999 of approximately $1,027,000 and $407,000, respectively. The net operating loss and credit carryforwards will expire at various dates through the year 2015, if not utilized. Due to the uncertainty regarding the ultimate utilization of the net operating loss and credit carryforwards, we have not recorded any benefit for losses, and a valuation allowance has been recorded for the entire amount of the net deferred asset. Utilization of net operating losses and credits may be substantially limited due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before they can be used.

Results of Operations

Comparison of years ended December 31, 2000, 1999, and 1998

    Research and development revenues.  Research and development revenues were $5.8 million in 2000, $0.5 million in 1999, and $0.1 million in 1998. The revenue increase in 2000 as compared to 1999 resulted from development activities performed for PathoGenesis of $2.9 million and activities for a biotechnology company of $2.8 million. Revenues from other customers were not material for this period. Similarly, revenue increases in 1999 as compared to 1998 resulted primarily from development activities performed for and funded by a biotechnology company of $0.4 million and, to a lesser extent, from limited activities performed for other partners. Research and development revenues can be expected to vary from period to period based on the activities requested by partners in any particular period, and therefore are not predictable. Based on agreements we currently have in place, we expect research and development revenues for 2001 to be lower than those for 2000.

    Research and development expenses.  Research and development expenses were $16.2 million in 2000, $7.9 million in 1999, and $4.4 million in 1998. Research and development expenses increased in 2000 as compared to 1999, primarily reflecting the increase in research and development activities for partners and, to a lesser extent, expenses of $2.5 million associated with our technology and products. The increase is largely attributable to outside professional services of $3.8 million, including design and engineering services, and to internal salary and benefit costs of $1.2 million. Research and development expenses in 1999 increased as compared to 1998 due to approximately equal increases in personnel expenses and other research and development costs such as consulting services, tooling and materials.

    Research and development expenses represent expenses related to our own research and development projects, as well as the costs related to research and development activities for our partners. Research and development expenses for partner activities approximated our revenues from those partners. Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses and the expenses associated with the development of manufacturing processes, including related overhead. We expect research and development spending to increase significantly over the next several years as we increase clinical activities, expand our research and development activities in support of our products, and those which we develop in partner collaborations, and prepare for commercial manufacturing. The increase in research and development expenditures cannot be predicted reliably, as it depends in part upon our success in continuing existing development collaborations, as well as entering into new partnering agreements.

    General and administrative expenses.  General and administrative expenses were $4.1 million in 2000, $2.1 million in 1999, and $1.6 million in 1998. Most of the increase in 2000 is associated with increased personnel expenses ($1.0 million), professional services ($0.6 million) and increased facility rent and related expenses for additional space ($0.4 million). General and administrative expenses increased in 1999 as compared to 1998 primarily due to professional services ($0.3 million) and increased staffing ($0.25 million). We expect general and administrative expenses to increase as we expand our research and development efforts, commercialize our products and operate as a public company.

    Purchased in-process research and development.  In conjunction with the acquisition of Cerus, Limited, we recorded a $3.5 million expense during the second quarter of 2000, which was associated with the purchase of in-process research and development. The purchased research and development represents the value of new technologies that were in various stages of development where no alternative future use was identified. The value of purchased in-process research and development was determined by management utilizing various methods, including the income approach.

    Dividend related to beneficial conversion feature of preferred stock.  Dividends relating to beneficial conversion of our preferred stock of $16.5 million were recorded in the year ended December 31, 2000. These dividends arose due to the issuance of 961,539 shares of Series E convertible preferred stock in May 2000 for net proceeds of $2.5 million ($202,000 of beneficial conversion) and 7,498,223 shares of Series F convertible preferred stock in July 2000 for net proceeds of $16.3 million ($16.3 million of beneficial conversion).

    Interest income.  Interest income was $1.2 million in 2000, $0.6 million in 1999, and $0.5 million in 1998. The increase in interest income was primarily due to higher average cash and investment balances, resulting from the completion of equity placements of our common and convertible preferred stock in, July, May and March of 2000. Sales of common stock include our initial public offering in November 2000, which resulted in approximately $44.5 million of net proceeds.

    Interest expense.  Interest expense was $38,000 in 2000, $76,000 in 1999, and $122,000 in 1998. The decreases from 1998 onward were due to repayments of borrowings under an equipment lease financing agreement.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through equity financings, research and development revenues and the interest earned on related proceeds. We have received approximately $97.5 million aggregate net proceeds from sales of our common and preferred stock through December 31, 2000, including approximately $44.5 million of net proceeds from our initial public offering in November 2000. As of December 31, 2000, we had cash, cash equivalents and available-for-sale securities of approximately $61.0 million.

    From inception through December 31, 2000, expenditures for operating activities and capital acquisitions were approximately $36.9 million. The development of our technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and clinical trials required to develop and refine our technology and proposed products and to bring any such products to market. Our future capital requirements and operating expenses will depend on many factors including, but not limited to, research and development activities, the timing, cost, extent and results of clinical trials, our success in licensing drugs for use in our products, regulatory approvals, the status of competitive products, manufacturing and marketing costs associated with commercialization of products, costs involved in obtaining and maintaining patents, as well as our ability to enter into collaborative agreements.

    Based upon our current plans, we believe that our cash, cash equivalents and available-for-sale securities, will be sufficient to meet our capital requirements through at least calendar 2002. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above will impact our future capital requirements and the adequacy of our available funds. We may be required to raise additional funds through public or private financings, collaborative relationships or other arrangements. We cannot be certain that such additional funding, if required, will be available on terms attractive to us, or at all. Furthermore, any additional equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our products or technologies, or marketing territories. Our failure to raise capital when needed could have a material adverse effect on our business.

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We have complied with the guidance in SAB No. 101 for all periods presented.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. As amended, SFAS No. 133 will be effective for fiscal years beginning after

June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities, and we do not believe that the implementation of SFAS No. 133 will have any significant impact on our financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Principles Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have any material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Interest rate risk.  Interest rate risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. This exposure is directly related to our normal operating activities. Our cash, cash equivalents and short term investments are invested with high quality issuers and are generally of a short-term nature. As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

    Exchange rate risk.  Due to our Irish operations, we have market risk exposure to adverse changes in foreign exchange rates. The revenues and expenses of our subsidiary, AeroGen (Ireland) Limited, are denominated in Irish currency. At the end of each quarter, the revenues and expenses of our subsidiary are translated into U.S. dollars using the average currency rate in effect for that quarter, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that quarter. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

    We plan to expand our overseas operations. As a result, our operating results may become subject to more significant fluctuations based on changes in exchange rates of foreign currencies in relation to the U.S. dollar. We will periodically analyze our exposure to currency fluctuations and may adjust our policies to allow for financial hedging techniques to minimize exchange rate risk.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEROGEN, INC.
(a company in the development state)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of AeroGen, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of AeroGen, Inc. (a company in the development stage) and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 and for the cumulative period from November 18, 1991 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California
February 9,2001

AEROGEN, INC.

(a company in the development stage)

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$48,810	$1,822
Available-for-sale securities	12,166	5,987
Accounts receivable	762	319
Prepaid expenses and other current assets	1,201	391

Total current assets	62,939	8,519
Property and equipment, net	1,905	1,010
Goodwill and other intangible assets, net	1,823	—
Other assets	45	145

Total assets	$66,712	$9,674

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$915	$456
Accrued liabilities	1,385	301
Notes payable	—	354

Total current liabilities	2,300	1,111
Other long-term liabilities	184	100

Total liabilities	2,484	1,211

Commitments (Note 7)
Convertible preferred stock, par value: $0.001:
Authorized: none and 27,994 shares at December 31, 2000 and 1999, respectively
Issued and outstanding: none and 27,864 shares at December 31, 2000 and 1999, respectively
(Liquidation preference: none and $32,245 at December 31, 2000 and 1999, respectively)	—	31,476
Stockholders' equity (deficit):
Common stock, par value: $0.001:
Authorized: 95,000 and 40,000 shares at December 31, 2000 and 1999, respectively
Issued and outstanding: 19,916 and 2,310 shares at December 31, 2000 and 1999, respectively	20	2
Convertible preferred stock, par value: $0.001:
Authorized: 5,000 shares and none at December 31, 2000 and 1999, respectively
Issued and outstanding: none at December 31, 2000 and 1999	—	—
Additional paid-in capital	110,692	955
Notes receivable from stockholders	(665)	(510)
Deferred stock-based compensation, net	(6,095)	(558)
Accumulated other comprehensive income (loss)	15	(33)
Deficit accumulated during the development stage	(39,739)	(22,869)

Total stockholders' equity (deficit)	64,228	(23,013)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$66,712	$9,674

The accompanying notes are an integral part of these consolidated financial statements.

AEROGEN, INC.

(a company in the development stage)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				Cumulative Period from November 18, 1991 (date of inception) to December 31, 2000
	Years Ended December 31,
	2000	1999	1998
Research and development revenues	$5,832	$468	$86	$7,430
Operating expenses:
Research and development(1)	16,219	7,910	4,393	35,271
General and administrative(2)	4,143	2,076	1,600	10,721
Purchased in-process research and development	3,500	—	—	3,500

Total operating expenses	23,862	9,986	5,993	49,492

Loss from operations	(18,030)	(9,518)	(5,907)	(42,062)
Interest income	1,198	626	467	2,618
Interest expense	(38)	(76)	(122)	(295)

Net loss	(16,870)	(8,968)	(5,562)	(39,739)
Dividend related to beneficial conversion features of preferred stock	(16,517)	—	—	(16,517)

Net loss available to common stockholders	$(33,387)	$(8,968)	$(5,562)	$(56,256)

Net loss per common share, basic and diluted	$(7.30)	$(4.95)	$(3.47)

Shares used in computing net loss per common share, basic and diluted	4,576	1,811	1,603

(1)
Including stock-based compensation expense of $652,000, $72,000 and none in 2000, 1999 and 1998, respectively, and $724,000 for the cumulative period from November 18, 1991 (date of inception) to December 31, 2000.

(2)
Including stock-based compensation expense of $178,000, $38,000 and none in 2000, 1999 and 1998, respectively, and $216,000 for the cumulative period from November 18, 1991 (date of inception) to December 31, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

AEROGEN, INC.
(a company in the development stage)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 18, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 2000

							Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Shares	Amount
	(in thousands, except per share amounts)
Issuance of common stock to founder at $0.0015 per share for cash in November 1991	1,334	$2	$—	$—	$—	$—	$—	$2
Note receivable from stockholder	—	—	—	(69)	—	—	—	(69)
Issuance of common stock at $0.12 per share for cash and note receivable in July 1994	333	40	—	(35)	—	—	—	5
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(69)	(69)
Net loss	—	—	—	—	—	—	(355)	(355)

Balances, December 31, 1994	1,667	42	—	(104)	—	—	(424)	(486)
Issuance of common stock pursuant to exercise of stock options at $0.12 per share for cash in April	3	—	—	—	—	—	—	—
Repurchase of common stock at $0.12 per share in connection with cancellation of note receivable from stockholders in May	(264)	(31)	—	32	—	—	—	1
Repayment of note receivable from stockholder in November	—	—	—	3	—	—	—	3
Accrued interest on notes receivable from stockholders	—	—	—	(7)	—	—	—	(7)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(209)	(209)
Net loss	—	—	—	—	—	—	(754)	(754)

Balances, December 31, 1995	1,406	11	—	(76)	—	—	(1,387)	(1,452)
Issuance of common stock at $0.24 per share for services rendered in May	6	2	—	—	—	—	—	2
Notes receivable from stockholders	—	—	—	(200)	—	—	—	(200)
Issuance of common stock pursuant to exercise of stock options at $0.12 and $0.24 per share for cash in August and September	7	1	—	—	—	—	—	1
Accrued interest on notes receivable from stockholders	—	—	—	(5)	—	—	—	(5)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(516)	(516)
Net loss	—	—	—	—	—	—	(2,174)	(2,174)

Balances, December 31, 1996	1,419	14	—	(281)	—	—	(4,077)	(4,344)
Issuance of common stock at $0.24 per share for note receivable in January	284	68	—	(68)	—	—	—	—
Issuance of common stock at $0.24 per share for services rendered in May	3	1	—	—	—	—	—	1
Issuance of common stock pursuant to exercise of stock options at $0.12 and $0.24 per share for cash throughout the year	82	16	—	—	—	—	—	16
Accrued interest on notes receivable from stockholders	—	—	—	(8)	—	—	—	(8)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(895)	(895)
Net loss	—	—	—	—	—	—	(5,055)	(5,055)

Balances, December 31, 1997	1,788	99	—	(357)	—	—	(10,027)	(10,285)

The accompanying notes are an integral part of these consolidated financial statements.

AEROGEN, INC.
(a company in the development stage)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
FOR THE PERIOD FROM NOVEMBER 18, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 2000

							Deficit Accumulated During the Development Stage
	Common Stock
			Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
	Shares	Amount
	(in thousands, except per share amounts)
Balances, December 31, 1997	1,788	99	—	(357)	—	—	(10,027)	(10,285)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(954)	(954)
Reincorporation into a Delaware corporation	—	(97)	97	—	—	—	—	—
Removal of redemption provision for Series A, B and C in conjunction with issuance of Series D	—	—	—	—	—	—	2,642	2,642
Issuance of common stock at $0.30 per share for a note receivable in January	467	—	140	(140)	—	—	—	—
Repurchase of common stock at $0.24 per share in connection with cancellation of note receivable in January	(209)	—	(50)	72	—	—	—	22
Issuance of common stock at $0.60 per share for a note receivable in December	90	—	54	(54)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options at $0.30-$0.60 per share for cash throughout the year	47	—	11	—	—	—	—	11
Accrued interest on notes receivable from stockholders	—	—	—	(14)	—	—	—	(14)
Net loss	—	—	—	—	—	—	(5,562)	(5,562)

Balances, December 31, 1998	2,183	2	252	(493)	—	—	(13,901)	(14,140)
Issuance of common stock pursuant to exercise of stock options at $0.12-$0.60 per share for cash throughout the year	127	—	35	—	—	—	—	35
Accrued interest on notes receivable from stockholders	—	—	—	(17)	—	—	—	(17)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(33)	—	(33)
Deferred stock-based compensation	—	—	668	—	(668)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	—	(8,968)	(8,968)

Balances, December 31, 1999	2,310	2	955	(510)	(558)	(33)	(22,869)	(23,013)
Beneficial conversion feature related to issuance of Series E and Series F preferred stock	—	—	16,517	—	—	—	—	16,517
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(16,517)	—	—	—	—	(16,517)
Note receivable from stockholder	—	—	—	(50)	—	—	—	(50)
Repayment of notes receivable from stockholder	—	—	—	25	—	—	—	25
Issuance of common stock in conjunction with initial public offering at $12.00 per share for cash in November, net of issuance costs of $1,700	4,140	4	44,498	—	—	—	—	44,502
Conversion of convertible preferred stock into common stock	13,003	13	58,533	—	—	—	—	58,546
Issuance of common stock pursuant to exercise of stock options at $0.24 to $3.00 per share for cash and notes receivable from stockholders throughout the year	477	1	348	(106)	—	—	—	243
Repurchase of common stock at $0.60 per share throughout the year	(14)	—	(8)	—	—	—	—	(8)
Deferred stock-based compensation	—	—	6,366	—	(6,366)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	829	—	—	829
Accrued interest on notes receivable from stockholders	—	—	—	(24)	—	—	—	(24)
Changes in unrealized loss on available-for-sale securities	—	—	—	—	—	28	—	28
Foreign currency translation	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(16,870)	(16,870)

Balances, December 31, 2000	19,916	$20	$110,692	$(665)	$(6,095)	$15	$(39,739)	$64,228

The accompanying notes are an integral part of these consolidated financial statements.

AEROGEN, INC.

(a company in the development stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative Period From November 18, 1991 (date of inception) to December 31, 2000
	Years Ended December 31,
	2000	1999	1998
		(in thousands)
Cash flows from operating activities:
Net loss	$(16,870)	$(8,968)	$(5,562)	$(39,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895	494	346	2,106
Loss on disposal of property and equipment	—	—	—	5
Common stock issued for services received	—	—	—	2
Purchased in-process research and development	3,500	—	—	3,500
Accrued interest on notes receivable from stockholders	(24)	(17)	(14)	(344)
Amortization of deferred stock-based compensation	829	110	—	939
Changes in operating assets and liabilities:
Accounts receivable	(337)	(319)	127	(656)
Prepaid expenses and other current assets	(811)	(272)	30	(1,201)
Accounts payable	397	111	132	854
Accrued liabilities	940	129	(148)	1,242
Other	151	(20)	4	106

Net cash used in operating activities	(11,330)	(8,752)	(5,085)	(33,186)

Cash flows from investing activities:
Acquisition of property and equipment	(1,547)	(638)	(411)	(3,731)
Purchases of available-for-sale securities	(14,990)	(28,565)	—	(43,555)
Proceeds from maturities of available-for-sale securities	8,844	22,545	—	31,389
Cash acquired, net	392	—	—	392

Net cash used in investing activities	(7,301)	(6,658)	(411)	(15,505)

Cash flows from financing activities:
Proceeds from issuance of common stock	44,746	35	11	44,817
Repurchase of common stock	(8)	—	—	(8)
Proceeds from issuance of convertible preferred stock, net	21,252	—	17,346	52,728
Proceeds from issuance of note payable	—	—	—	1,113
Principal payments under capital lease obligations	—	—	—	(43)
Repayment of note payable	(354)	(302)	(286)	(1,113)
Issuance of note receivable from stockholder	(50)	—	—	(50)
Repayment of note receivable from stockholder	25	—	21	49

Net cash provided by (used in) financing activities	65,611	(267)	17,092	97,493

Effect of exchange rate changes on cash	8	—	—	8
Net increase (decrease) in cash and cash equivalents	46,988	(15,677)	11,596	48,810
Cash and cash equivalents at beginning of period	1,822	17,499	5,903	—

Cash and cash equivalents at end of period	$48,810	$1,822	$17,499	$48,810

Supplemental disclosure of noncash investing and financing activities:
Acquisition of property and equipment under capital lease	$—	$—	$—	$40

Exchange of stockholder note receivable for common stock	$106	$—	$194	$367

Repurchase of common stock in connection with cancellation of note receivable from stockholder	$—	$—	$50	$82

Convertible preferred stock issued for acquisition	$5,813	$—	$—	$5,813

Accretion to redemption value of redeemable convertible preferred stock	$—	$—	$954	$2,642

Removal of redemption provision for convertible preferred stock	$—	$—	$2,642	$2,642

Deferred stock-based compensation	$6,365	$668	$—	$7,034

Conversion of convertible preferred stock into common stock	$58,796	$—	$—	$58,796

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$76	$122	$286

The accompanying notes are an integral part of these consolidated financial statements.

AEROGEN, INC.

(a company in the development stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—FORMATION AND BUSINESS OF THE COMPANY:

    AeroGen, Inc., formerly Fluid Propulsion Technologies, Inc. (the "Company"), was incorporated in the state of California on November 18, 1991 to develop products using a liquid aerosol generator. The Company was reincorporated in the state of Delaware to take advantage of the Delaware General Corporation Law. At the time of the reincorporation, the Company's outstanding California corporation preferred and common stock was exchanged on a one-for one-basis for Delaware corporation preferred and common stock. The related change in par value was recorded as an adjustment to additional paid in capital and common stock.

    The Company is in the development stage and since inception has devoted substantially all of its efforts to developing its products, including engaging in research and development activities with and without partners, raising capital and recruiting personnel. The Company has incurred net losses since inception and is expected to incur substantial losses for the next several years. To date, the Company has funded its operations primarily through the sale of equity securities, payments from partners and interest income. The process of developing products will continue to require significant research and development, clinical trials and regulatory approval. These activities, together with selling, general and administrative expenses, are expected to result in substantial operating losses for the next several years.

    The Company has entered into research and development agreements with certain companies to develop products and accelerate product commercialization. The Company has ongoing agreements with PathoGenesis Corporation (acquired by Chiron Corporation in 2000) and Becton, Dickinson and Company (see Note 3).

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation

    In May 2000, the Company acquired a subsidiary in Ireland, AeroGen (Ireland) Limited (see Note 10). The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include money market and deposit accounts.

Available-for-sale securities

    All investments are classified as available-for-sale and therefore are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity (deficit). Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method.

Depreciation and amortization

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Amortization of leasehold improvements and leased assets is provided on a straight-line basis over the life of the related asset or the lease term, if shorter. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Goodwill and other intangible assets

    Goodwill and other intangible assets primarily consist of goodwill and acquired workforce related to the acquisition of Cerus Limited and are amortized on a straight-line basis to operations over six and two years, respectively.

Impairment of long-lived assets

    The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Concentration of credit risk and other risks and uncertainties

    The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States and one financial institution in Ireland. Deposits in these institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

    Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

    Products developed by the Company may require the approval of the Food and Drug Administration ("FDA") and/or international regulatory agencies prior to commercial sales. The

Company cannot be assured that its products will receive the necessary approvals. If the Company is denied approval or if approval is delayed, this may have a material adverse impact on the Company.

    The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

    One customer accounted for 90% of accounts receivable at December 31, 2000 and two customers accounted for 50% and 47% of research and development revenues during the year ended December 31, 2000, respectively.

    One customer accounted for 100% of accounts receivable at December 31, 1999 and three customers accounted for 75%, 11% and 11% of research and development revenues during the year ended December 31, 1999, respectively.

    One customer accounted for 100% of the research and development revenues during the year ended December 31, 1998.

Research and development revenue recognition

    Research and development revenues which are earned under agreements with third parties for contract research and development activities are recorded as the related expenses are incurred, up to contractual limits. Charges to these third parties are based upon negotiated rates for full time equivalent employees of the Company and such rates are intended to approximate the Company's anticipated costs. Payments received that are related to future performance are recorded as deferred revenues and recognized as revenues as they are earned. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

Research and development

    Research and development costs are charged to operations as incurred. Certain research and development projects are funded under agreements with third parties, and the costs related to these activities are included in research and development expense. The charges to third parties are based upon negotiated rates for full-time-equivalent employees of the Company, and such rates are intended to approximate the Company's anticipated costs.

Foreign currency translation

    The Company's international subsidiary uses its local currency as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity (deficit).

Income taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segments

    The Company follows Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." The Company operates in one segment, using one measurement of profitability to manage its business. As of December 31, 2000 and 1999, 52% and 100%, respectively, of all long-lived assets were maintained in the United States. For the years ended December 31, 2000, 1999 and 1998, and for the cumulative period from November 18, 1991 (date of inception) to December 31, 2000, 99%, 100%, 100% and 99%, respectively, of revenues were generated in the United States.

Accounting for stock-based compensation

    The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its employee stock options, and presents disclosure of pro forma information required under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Comprehensive income (loss)

    Comprehensive income (loss) generally represents all changes in stockholders' equity (deficit) except those resulting from investments or contributions by stockholders. The Company's unrealized losses on available-for-sale securities and foreign currency translation gains and losses represent the only components of comprehensive income (loss) that are excluded from the Company's net loss for the years ended December 31, 2000, 1999 and 1998 and for the cumulative period from November 18, 1991 (date of inception) to December 31, 2000.

Net loss per common share

    Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including options, warrants and convertible preferred stock. Options, warrants and convertible preferred stock were not included in the diluted net loss per share calculations because the effect would be antidilutive.

    A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Net loss per common share, basic and diluted:
Net loss	$(16,870)	$(8,968)	$(5,562)
Dividend related to beneficial conversion feature of preferred stock	(16,517)	—	—

Net loss available to common stockholders	$(33,387)	$(8,968)	$(5,562)

Weighted average common shares outstanding	4,983	2,243	2,075
Less: Weighted average shares subject to repurchase	(407)	(432)	(472)

Weighted average shares used in computing basic and diluted net loss per common share	4,576	1,811	1,603

    The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	Years Ended December 31,
	2000	1999	1998
	(in thousands)
Options to purchase common stock	1,337	708	610
Common stock subject to repurchase	407	307	557
Convertible preferred stock	—	27,864	27,864
Warrants	76	76	—

Recent accounting pronouncements

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN No. 44") "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of the Accounting Principles Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of employee for purposes of applying APB No. 25, "Accounting for Stock Issued to Employees," the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB No. 101 for all periods presented.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. As amended, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities and does not believe that the implementation of SFAS No. 133 will have any significant impact on its financial position or results of operations.

NOTE 3—RESEARCH AND DEVELOPMENT AGREEMENTS:

    In March 2000, the Company entered into an agreement with PathoGenesis Corporation ("PathoGenesis"). Under the terms of the agreement, the Company and PathoGenesis agreed to collaborate on the development and registration of a product which will combine PathoGenesis' drug TOBI (tobramycin solution for inhalation) with the Company's AeroDose™ inhaler. The Company will be reimbursed for costs incurred in developing the product in accordance with an agreed upon workplan, will manufacture inhalers at cost plus a fixed profit margin, and will receive royalties on future product sales. In connection with the agreement, the Company issued 961,539 shares of Series E convertible preferred stock to PathoGenesis at a price of $2.60 per share for total gross proceeds of $2.5 million.

    In May 2000, the Company entered into an agreement with Becton, Dickinson and Company ("Becton Dickinson") under which Becton Dickinson is collaborating with the Company to develop and a patient-adjustable container for use in the Company's AeroDose insulin product. Under the terms of the agreement, the Company issued 961,539 shares of Series E convertible preferred stock to Becton Dickinson at a price of $2.60 per share for total gross proceeds of $2.5 million, and will be obligated to pay Becton Dickinson royalties on future product sales and a portion of any payments the Company receives from any future marketing partner. As a result of this issuance, a beneficial conversion feature charge of $201,923 was recorded in the year ended December 31, 2000.

NOTE 4—BALANCE SHEET COMPONENTS:

    Available-for-sale securities at December 31, 2000 and 1999 are summarized as follows:

	December 31,
	2000			1999
	Amortized Cost Basis	Unrealized Loss	Fair Market Value	Amortized Cost Basis	Unrealized Loss	Fair Market Value
	(in thousands)
Government notes	$—	$—	$—	$3,011	$(23)	$2,988
Corporate paper	12,171	(5)	12,166	3,009	(10)	2,999

	$12,171	$(5)	$12,166	$6,020	$(33)	$5,987

    All available-for-sale securities mature within one year.

    Property and equipment consists of the following:

	December 31,
	2000	1999
	(in thousands)
Laboratory, computer and office equipment	$2,664	$1,360
Furniture	493	363
Leasehold improvements	649	496

	3,806	2,219
Less: Accumulated depreciation and amortization	(1,901)	(1,209)

	$1,905	$1,010

    In connection with the acquisition of Cerus Limited in May 2000, the Company recorded goodwill and other intangible assets (Note 10). Goodwill and other intangible assets consist of the following at December 31, 2000 (in thousands):

Goodwill	$1,918
Acquired workforce	100

2,018
Less: Accumulated amortization	(195)

$1,823

    Accrued liabilities consists of the following:

	December 31,
	2000	1999
	(in thousands)
Payroll and related expense	$570	$194
Other accrued liabilities	815	107

	$1,385	$301

NOTE 5—NOTES PAYABLE:

    The Company maintained term loan facilities to finance property and equipment acquisitions. The initial facility, which expired on October 31, 1996, provided for borrowings up to $250,000 and was collateralized by the specific property and equipment totaling $137,000. A payment on this term loan of $1,367 was due January 1, 1996. Thereafter, payments comprised 35 monthly installments of $4,485, with a final lump sum payment of $20,511 on February 1, 1999. A subsequent term loan facility, which expired on June 30, 1999, was obtained to provide for borrowings up to $2,000,000 and was secured by the assets financed under the facility. As of the expiration date, the Company had borrowed $976,587 under this facility. The loan bore interest at 14.4% per annum and was repaid in 36 equal monthly payments of $29,591, which represented both principal and interest, and a final lump sum payment of $146,488, which was paid on November 1, 2000.

NOTE 6—OTHER LONG-TERM LIABILITIES:

    In April 1999, AeroGen (Ireland) Limited established an Irish Revenue approved Business Expansion Scheme ("BES") under which it raised $216,308. The BES is a tax-based scheme which grants investors tax breaks on the amounts invested. The maximum amount which the BES investors will receive from AeroGen (Ireland) Limited is $221,000, when translated as of December 31, 2000.

    The BES investors have certain dividend and liquidation preferences. Based on the BES investment terms, the BES has been classified as long-term debt, which AeroGen (Ireland) Limited anticipates repaying in mid 2004.

NOTE 7—COMMITMENTS:

Facilities leases

    The Company rents its facilities in the United States under operating leases which expire on December 31, 2001. At December 31, 2000, future minimum facility lease payments are $744,428 for the year ended December 31, 2001. The Company leases its facilities in Ireland on a month to month basis.

    Under the terms of the California lease agreement, the Company is obligated to return the facility to shell condition at the end of the lease and to provide the lessor with a letter of credit in the amount of $90,000. The estimated cost of this demolition work ($100,000) is included in accrued liabilities at December 31, 2000 and in other long-term liabilities at December 31, 1999. The letter of credit is secured by a term deposit of $90,000, which is included in other current assets at December 31, 2000 and in other assets at December 31, 1999.

    Rent expense for 2000, 1999 and 1998 and for the period from November 18, 1991 (date of inception) to December 31, 2000 was approximately $775,900, $564,800, $488,800 and $2,247,400, respectively.

Executive Severance Benefit Plan

    In September 2000, the Board of Directors adopted the Executive Severance Benefit Plan ("Severance Plan"), which provides the Company's officers with severance benefits upon the involuntary termination of their employment. Benefits under the plan include salary continuation, health benefits and option acceleration.

NOTE 8—CONVERTIBLE PREFERRED STOCK:

    During 2000, the Company issued preferred stock in conjunction with research and development agreements (see Note 3) and in conjunction with the acquisition of Cerus Limited (see Note 10). Additionally, in July 2000, the Company issued 7,498,223 shares of Series F convertible preferred stock at $2.25 per share for gross proceeds of $16,871,002. Certain of these issuances resulted in charges associated with beneficial conversion features of $16,516,574, calculated in accordance with Emerging Issues Task Force No. 98-5 ("EITF No. 98-5"), "Accounting for Convertible Securities with Beneficial Conversion Features." These charges are reflected as preferred stock dividends in the Statement of Operations for the year ended December 31, 2000.

    Concurrent with the closing of the Company's initial public offering in November 2000, all outstanding shares of preferred stock (39,010,653 shares) were converted into 13,003,514 shares of common stock of the Company.

    As of December 31, 1999 and 1998, the convertible preferred stock comprises (in thousands, except per share amounts):

	Number of Shares Authorized	Number of Shares Issued and Outstanding	Carrying Value	Liquidation Preference Per Share	Dividends Per Share
Series A	3,846	3,846	$1,461	$0.39	$0.0312
Series B	4,487	4,487	3,489	$0.78	$0.0624
Series C	9,375	9,245	9,180	$1.00	$0.08
Series D	10,286	10,286	17,346	$1.75	$0.14

	27,994	27,864	$31,476

    In connection with the Series D preferred stock financing, completed in August 1998, the Company amended its Certificate of Incorporation to remove the redemption provisions associated with the Series A, Series B and Series C convertible preferred stock. Accordingly, the cumulative accretion charges to the deficit accumulated during the development stage were reversed. Prior to August 1998, the carrying value of redeemable convertible preferred stock was increased by periodic accretions so that the carrying value would equal the redemption amount of the preferred stock at their redemption dates. These increases were effected through charges against the deficit accumulated during the development stage.

NOTE 9—STOCKHOLDERS' EQUITY (DEFICIT):

Common stock

    Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2000.

    The Company issued shares of its common stock to certain employees under stock purchase agreements, some of which contain repurchase provisions in the event of termination of service with the Company. The shares are generally released from repurchase provisions ratably over four years. Included in common stock as of December 31, 2000 and 1999 are 306,972 and 306,804 shares subject to repurchase, respectively.

Stock Option Plans

    The Company has reserved shares of common stock for issuance under several stock incentive plans (the "Plans"). Under the Plans, the Board of Directors may issue incentive stock options to employees and nonstatutory stock options to employees, consultants or nonemployee directors of the Company, and stock purchase rights to employees, nonemployee directors, or consultants. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonstatutory stock options). Prior to the Company's initial public offering, fair market value was determined by the Board of Directors. If an employee owns stock representing more than 10% of the outstanding shares, the exercise price of each option must be at least 110% of fair market value of the common stock. All options granted prior to December 14, 2000 are immediately exercisable, generally vest over four years, and expire ten years from date of grant. Options granted on or after December 14, 2000 generally are not immediately exercisable. Unvested option exercises are subject to repurchase upon termination of the holder's service with the Company. At December 31, 2000 and 1999, 201,234 and no shares of common stock were subject to the Company's repurchase rights, respectively.

    At the date of the annual stockholders' meeting in 2001, and annually thereafter on the date of the annual meeting, the authorized shares will automatically be increased by a number of shares equal to the lesser of 4.5% of the then outstanding shares of common stock on a fully-diluted basis, 2,000,000 shares, or a lesser number of shares determined by the Board of Directors.

    In August 2000, the Board of Directors adopted the 2000 Non-Employee Directors' Stock Option Plan ("2000 Non-Employee Plan") under which 250,000 shares of common stock were reserved for issuance. The stockholders approved the 2000 Non-Employee Plan in November 2000. Under the terms of the 2000 Non-Employee Plan, each new non-employee director elected on, or after, the effectiveness of an initial public offering of the Company's common stock, will be granted an option to purchase 15,000 shares of common stock which vest one-third one year after the date of grant and the remainder in 24 equal monthly installments thereafter. In addition, on an annual basis, on the date of each annual stockholders' meeting beginning in 2001, each non-employee director will be granted an option to purchase 5,000 shares of common stock which vests monthly over a three year period. The exercise price of an option will be the fair market value of the common stock on the date of grant and the term will be 10 years.

    Activity under the Plans is as follows:

	Shares Available for Grant	Number of Shares Outstanding	Exercise Price		Aggregate Price	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balances, January 1, 1998	130	278		$0.12-$3.75	$77	$0.27
Reservation of shares	567	—		—	—	—
Options granted	(396)	396		$0.30-$0.60	177	$0.45
Options exercised	—	(47)		$0.30-$0.60	(11)	$0.24
Options canceled	17	(17)		$0.24-$0.30	(4)	$0.25

Balances, December 31, 1998	318	610		$0.12-$3.75	239	$0.39
Reservation of shares	133	—		—	—	—
Options granted	(439)	439		$0.60	263	$0.60
Options exercised	—	(127)		$0.12-$0.60	(35)	$0.27
Options canceled	214	(214)		$0.12-$0.60	(78)	$0.36

Balances, December 31, 1999	226	708	0.24-$	3.75	389	$0.55
Reservation of shares	2,817	—		—	—	—
Options granted	(1,206)	1,205		$0.60-$10.06	4,441	$3.68
Options exercised	—	(477)		$0.24-$3.00	(349)	$0.73
Options canceled	99	(99)		$0.24-$7.50	(195)	$1.96
Shares repurchased	14	—		—	—	—

Balances, December 31, 2000	1,950	1,337		$0.24-$10.06	$4,286	$3.21

    The options outstanding and currently vested by exercise price at December 31, 2000 are as follows:

Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number of Options Vested
	(in thousands)		(in thousands)
$0.24	18	5.51	7
$0.30	3	7.38	2
$0.60	225	8.62	66
$3.00	791	9.33	6
$3.75	37	9.55	1
$4.50	123	9.66	1
$6.75	32	9.75	—
$7.50	86	9.81	—
$10.06	22	9.95	—

	1,337		83

Stock-based compensation

    The Company has adopted the disclosure only provisions of SFAS No. 123. Since the Company became a public entity during 2000, the fair value of all options granted after the Company's initial public offering was calculated using the Black-Scholes option pricing model and contain an expected volatility factor of 70% as an assumption. The Company previously calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.45%	5.71%	5.20%
Expected life (in years)	5	5	5
Dividend yield	—	—	—
Expected volatility	70%	—	—

    The weighted average grant date fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $3.68, $0.60 and $0.45, respectively.

    Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted net loss per share under SFAS No. 123 would have been as follows:

	Years Ended December 31,
	2000	1999	1998
	(in thousands, except per share amounts)
Net loss available to common stockholders—as reported	$(33,387)	$(8,968)	$(5,562)
Net loss available to common stockholders—pro forma	$(33,586)	$(8,968)	$(5,572)
Net loss per share, basic and diluted—as reported	$(7.30)	$(4.95)	$(3.47)
Net loss per share, basic and diluted—pro forma	$(7.34)	$(4.96)	$(3.48)

Deferred stock-based compensation

    During 2000 and 1999, the Company issued options to certain employees under the Plans with exercise prices below what is now considered to be the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB 25, the Company recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the deemed fair market value of the Company's stock at the date of grant. This deferred stock-based compensation is being amortized to expense on a straight line basis, over the period during which the Company's right to repurchase the stock lapses or the options become vested, generally four years. During the years ended December 31, 2000 and 1999, the Company had recorded cumulative deferred compensation related to these options in the amounts of $5,420,102 and $331,638, net of cancellations, respectively, of which $245,375 and $8,827 had been amortized to expense during 2000 and 1999, respectively.

    Stock-based compensation expense related to stock options granted to non-employees is recognized, on a straight line basis, as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	5.81%	6.05%	4.93%
Expected life (in years)	10	10	10
Dividend yield	—	—	—
Expected volatility	70%	70%	70%

    The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded deferred stock-based compensation of $960,766, $336,577 and none during the years ended December 31, 2000 1999 and 1998, respectively, of which $599,172, $101,028 and none has been amortized to expense in 2000, 1999 and 1998, respectively.

Employee Stock Purchase Plan

    In November 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (the "Purchase Plan") authorizing the issuance of 250,000 shares of common stock pursuant to purchase rights granted to United States employees.

    At the date of the stockholders' meeting in 2001, and annually thereafter for a period of 20 years, the share reserve will automatically be increased by a number of shares equal to the least of 1.0% of the then outstanding shares of common stock on a fully diluted basis, 250,000 shares, or a lesser number of shares determined by the Board of Directors.

    The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. As of the December 31, 2000, no shares of common stock have been purchased under the Purchase Plan.

    The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which stock is purchased under the purchase plan is equal to 85% of the fair market value of the common stock on the first day of the offering period or 85% of the fair market value on the subsequent designated purchase dates, whichever is lower.

Warrants

    In connection with the financing arrangements entered into by the Company in July 1995 and October 1997, the Company issued warrants to purchase 10,683 shares of common stock and warrants to purchase 65,000 shares of Series C convertible preferred stock at exercise prices of $2.34 and $1.00, respectively. Due to the automatic conversion of the convertible preferred stock in connection with the Company's initial public offering and the Company's one-for-three share reverse stock split, these warrants became exercisable for 21,666 shares of common stock at $3.00 per share. The warrants expire on June 30, 2002 and October 14, 2004, respectively. The fair value of these warrants, determined using the Black-Scholes option pricing model, was not material.

Notes receivable

    In May 1994, the Company loaned $69,009 to a stockholder/employee. The note bears interest at 6.43% per annum and is due May 2003. In August 1996, the Company loaned an additional $200,000 to this individual. The note is non-interest bearing, is due 2001 and is secured by 166,666 shares of common stock. In July 2000, the Company loaned this individual an additional $50,000. This loan bears interest at 6.62% per annum, is due in July 2005 and is secured by the same 166,666 shares of common stock. At December 31, 2000 and 1999, respectively, $354,589 and $296,889 of principal and interest were outstanding under these notes.

    In January 1998 and December 1998, the Company received full recourse notes from each of two officers of the Company in exchange for common stock. The notes bear interest at 5.93% and 4.51%, and are due in January 2002 and December 2002, respectively. At December 30, 2000 and 1999, respectively, $141,079 and $58,739 of principal and interest were outstanding on these notes. The loans are secured by 450,666 and 90,000 shares of common stock, respectively.

    In April 2000, the Company received full recourse notes from two officers of the Company in exchange for common stock. Each note bears interest at 6.71% and is due in April 2004. Each loan is secured by 90,000 shares of common stock. At December 31, 2000, $110,422 of principal and interest are outstanding on these notes.

NOTE 10—ACQUISITION:

    In May 2000, the Company acquired all the voting stock of Cerus Limited ("Cerus"), now AeroGen (Ireland) Limited, in exchange for 1,725,000 shares of Series E convertible preferred stock valued at $3.37 per share and transaction costs of approximately $150,000. Cerus was a development stage company engaged in the development of pulmonary inhalation products utilizing the Company's core aerosol generator technology, under a license agreement with the Company.

    The acquisition of Cerus has been accounted for using the purchase method of accounting and, accordingly the results of operations of Cerus have been included in the Company's financial statements subsequent to May 25, 2000. The purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The purchase price was allocated as follows:

Cash and cash equivalents	$542,174
Grants receivable	105,038
Property and equipment, net	34,772
Other assets	50,895
Assumed liabilities	(287,908)
Acquired workforce	100,000
Acquired in-process research and development	3,500,000
Goodwill	1,917,589

Total purchase price	$5,962,560

    The amortization of acquired workforce and goodwill is being computed over two and six years, respectively, on the straight-line basis. The acquired in-process research and development represents the value of new medical and other technologies that were in various stages of development where no alternative future use was identified. Management is primarily responsible for the valuation of the acquired in-process research and development. The fair value of the in-process research and development was based on the discounted cash flow method. As Cerus was a development stage company, there were no historical pricing and margin assumptions to utilize and therefore estimates used were based on the expectations of management. Management does not expect material net cash in-flows until at least 2005. The present value of these cash flows was calculated with an overall discount rate of 40%. At the date of acquisition, the Company determined the technological feasibility of Cerus's products was not established and, accordingly, wrote off the corresponding amounts to acquired in-process research and development. Approximately $0.5 million in research and development has been spent up to the date of the acquisition in an effort to develop the technologies to produce commercially viable products. At the date of acquisition, the only identifiable intangible assets acquired were the technologies under development and the acquired workforce. Currently the Company knows of no developments which would lead it to change its original assessment of the expected timing and commercial viability of these projects.

    The unaudited pro forma financial information, had the acquisition of Cerus occurred at the beginning of each period presented, giving effect to an acquisition adjustment for the elimination of acquired in-process research and development is as follows:

	Years Ended December 31,
	2000	1999
	(in thousands, except per share amounts)
Revenue	$5,942	$757
Net loss available to common stockholders	$(13,724)	$(9,746)
Net loss per common share, basic and diluted	$(3.00)	$(5.38)

    The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

NOTE 11—INCOME TAXES:

    At December 31, 2000, the Company has approximately $40.0 million and $23.6 million in Federal and California net operating loss carryforwards, respectively, which expire through the year 2015. United States Federal income tax regulations may restrict the utilization of the operating loss and tax credit carryforwards in the case of an "ownership change" of the Company.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are as follows:

	December 31,
	2000	1999
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,933	$8,700
Research and development tax credit carryforwards	1,027	407
Depreciation and amortization	244	296
Stock-based compensation	238	—
Other	91	48
	14,533	9,451

Less: Valuation allowance	(14,533)	(9,451)

	$—	$—

    The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

NOTE 12—EMPLOYEE BENEFIT PLAN:

    In August 1996, the Company adopted a plan (the "401(k) Plan"), which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the 401(k) Plan of up to 20% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. As of December 31, 2000, the Company has not made any matching contributions to the 401(k) Plan.

NOTE 13—QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following tables summarize the quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Fiscal 2000 Quarter Ended
	March 31,	June 30, (1)	September 30, (2)	December 31,
Total revenues	$1,139	$2,429	$1,572	$692
Loss from operations	(2,726)	(6,509)	(3,981)	(4,814)
Net loss available to common stockholders	(2,638)	(6,628)	(19,959)	(4,162)
Net loss per common share, basic and diluted	$(1.28)	$(2.93)	$(8.77)	$(.36)
	Fiscal 1999 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues	$—	$—	$31	$437
Loss from operations	(2,003)	(2,368)	(2,555)	(2,592)
Net loss available to common stockholders	(1,872)	(2,197)	(2,418)	(2,481)
Net loss per common share, basic and diluted	$(1.09)	$(1.22)	$(1.29)	$(1.26)

(1)
Includes a charge of $3,500 (or $1.55 per share) for purchase of in-process research and development in conjunction with acquisition of Cerus Limited.

(2)
Included charges of $16,307 (or $7.16 per share) related to the beneficial conversion features of preferred stock.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    AeroGen incorporates by reference the information concerning our directors set forth under the heading "Election of Directors" in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 8, 2001 and the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. Information concerning our executive officers appears at the end of Part I of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

    AeroGen incorporates by reference the information set forth under the headings "Summary Compensation Table," "Fiscal Year 2000 Option Grants," "Aggregated Option Exercises in 2000 and Fiscal Year End Option Values," "Certain Executive Arrangements" and "Certain Transactions" in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    AeroGen incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    AeroGen incorporates by reference the information set forth under the heading "Certain Transactions" and "Certain Transactions" in the Proxy Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements: (See accompanying Index to Consolidated Financial Statements)

2.
Consolidated Financial Statements Schedule: (See accompanying Index to Consolidated Financial Statements Schedule)

  3.
  Exhibits:

No.	Note	Description of Exhibit Document
3.2	(1)	Amended and Restated Certificate of Incorporation of AeroGen, Inc.
3.4	(1)	Amended and Restated Bylaws of AeroGen, Inc.
4.1	(1)	Fourth Amended & Restated Information and Registration Rights Agreement dated July 7, 2000 between AeroGen, Inc. and holders of AeroGen, Inc. Series A, Series B, Series C, Series D, Series E, and Series F preferred stock and holders of warrants to purchase AeroGen, Inc. common stock or Series C preferred stock
4.2	(1)	Warrant, dated June 20, 1995, to purchase common stock of AeroGen, Inc. issued to Venture Lending & Leasing, Inc.
4.3	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of AeroGen, Inc. issued to Venture Lending & Leasing II, Inc.
4.4	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of AeroGen, Inc. issued to Venture Lending & Leasing, Inc.
4.5	(1)	Stock Purchase Agreement between AeroGen, Inc. and PathoGenesis Corporation, dated March 13, 2000
4.6	(1)*	Stock Purchase Agreement between AeroGen, Inc. and Becton, Dickinson and Company, dated May 10, 2000
10.1	(1)	Form of Indemnity Agreement
10.2		Amended and Restated 1994 Stock Option Plan
10.4	(2)	2000 Equity Incentive Plan
10.5	(2)	2000 Non-Employee Directors' Stock Option Plan
10.6	(2)	2000 Employee Stock Purchase Plan
10.7	(1)	Sublease between AeroGen, Inc. and MicroBar dated April 3, 1997
10.8	(1)	Sublease between AeroGen, Inc. and MicroBar dated August 9, 1999
10.9	(1)*	Development & Supply Agreement between AeroGen, Inc. and PathoGenesis Corporation dated March 13, 2000
10.10	(1)*	Development Agreement between Becton, Dickinson and Company and AeroGen, Inc., dated May 10, 2000
10.11	(1)	Settlement Agreement between Bespak plc and AeroGen, Inc. and Tenax Corporation, dated March 4, 1999
10.12	(1)	Agreement for the Acquisition By Way of Exchange of the Entire Issued "A" Share Capital of Cerus Limited, dated May 25, 2000
10.13	(2)	Amended and Restated 1996 Stock Option Plan
10.14	(2)	AeroGen, Inc. Executive Severance Benefit Plan
21.1		Subsidiaries of AeroGen, Inc.
23.1		Consent of PricewaterhouseCoopers LLP, independent accountants

  (1)
  Incorporated by Reference to AeroGen's Registration Statement on Form S-1 No. 333-44470 as filed with the Securities and Exchange Commission on August 25, 2000.

  (2)
  Incorporated by Reference to AeroGen's Amendment No. 1 to Registration Statement on Form S-1 No. 333-44470 as filed with the Securities and Exchange Commission on October 5, 2000.

  *
  Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission

(b)
No Form 8-K reports were filed during the quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 28th day of March, 2001.

AEROGEN, INC.
By:	/s/ JANE E. SHAW Jane E. Shaw, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

POWERS OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol A. Gamble and Deborah K. Karlson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JANE E. SHAW Jane E. Shaw, Director and Chief Executive Officer Date: March 28, 2001	/s/ PHYLLIS I. GARDNER Phyllis I. Gardner, Director Date: March 28, 2001
/s/ THOMAS R. BARUCH Thomas R. Baruch, Director Date: March 28, 2001	/s/ YEHUDA IVRI Yehuda Ivri, Director Date: March 28, 2001
/s/ JEAN-JACQUES BIENAIMÉ Jean-Jacques Bienaimé, Director Date: March 28, 2001	/s/ PHILIP M. YOUNG Philip M. Young, Director Date: March 28, 2001
/s/ SUSAN D. DESMOND-HELLMANN Susan D. Desmond-Hellmann, Director Date: March 28, 2001	/s/ DEBORAH K. KARLSON Deborah K. Karlson, Vice President and Chief Financial Officer Date: March 28, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
AeroGen, Inc. FORM 10-K ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
AEROGEN, INC. (a company in the development stage) CONSOLIDATED BALANCE SHEETS (in thousands, except par value
AEROGEN, INC. (a company in the development stage) CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
AEROGEN, INC. (a company in the development stage) CONSOLIDATED STATEMENTS OF CASH FLOWS
AEROGEN, INC. (a company in the development stage) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWERS OF ATTORNEY