Form 10-Q/A
period 2001-03-31
AEROGEN INC
filed 2001-05-15
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q/A

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
Form 10-Q/A
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

Aerogen, Inc.
(Registrant)

Dated: May 14 , 2001	By:	/s/ JANE E. SHAW
Jane E. Shaw, Phd.
Chairman and Chief Executive Officer

Dated: May 14 , 2001	By:	/s/ DEBORAH K. KARLSON
Deborah K. Karlson
Vice President, Finance and Chief Financial Officer