Form 10-Q
period 2001-06-30
AEROGEN INC
filed 2001-08-14
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number:  0-31913

AeroGen, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0488580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1310 Orleans Drive, Sunnyvale, CA	94089
(Address of principal executive offices)	(zip code)

(408) 543-2400
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

As of July 31, 2001 there were 20,005,425 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

AeroGen, Inc.
(a company in the development stage)
Form 10-Q
Table of Contents

Part    I.  Financial Information

Item   1.  Consolidated Financial Statements

AeroGen, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$39,945	$48,810
Available-for-sale securities	11,996	12,166
Accounts receivable	721	762
Inventory	233	––
Prepaid expenses and other current assets	884	1,201

Total current assets	53,779	62,939
Property and equipment, net	1,918	1,905
Goodwill and other intangible assets, net	1,475	1,823
Other assets	23	45

Total assets	$57,195	$66,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$760	$915
Accrued liabilities	2,375	1,135
Deferred revenues	211	250

Total current liabilities	3,346	2,300

Other long-term liabilities	209	184

Total liabilities	3,555	2,484

Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	110,675	110,692
Notes receivable from stockholders	(679)	(665)
Deferred stock-based compensation, net	(5,195)	(6,095)
Accumulated other comprehensive income (loss)	(78)	15
Deficit accumulated during the development stage	(51,103)	(39,739)

Total stockholders’ equity	53,640	64,228

Total liabilities and stockholders’ equity	$57,195	$66,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroGen, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Research and development	$889	$2,429	$1,501	$3,568
Royalty, fee and other	62	––	125	––

Total revenues	951	2,429	1,626	3,568

Operating expenses:
Research and development	5,701	4,568	10,712	7,514
Selling, general and administrative	2,209	870	3,729	1,793
Purchased in-process research and development	––	3,500	––	3,500

Total operating expenses	7,910	8,938	14,441	12,807

Loss from operations	(6,959)	(6,509)	(12,815)	(9,239)
Interest income, net	643	83	1,451	184

Net loss	(6,316)	(6,426)	(11,364)	(9,055)
Dividend related to beneficial conversion feature of preferred stock	––	(202)	––	(202)

Net loss available to common stockholders	(6,316)	(6,628)	(11,364)	(9,257)

Net loss per common share, basic and diluted	$(0.32)	$(2.93)	$(0.58)	$(4.28)

Shares used in computing net loss per common share, basic and diluted	19,628	2,263	19,543	2,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

AeroGen, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(11,364)	$(9,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742	381
Purchased in-process research and development	––	3,500
Amortization of deferred stock-based compensation	667	178
Accrued interest on notes receivable from stockholders	(14)	(10)
Amortization of investment discount (premium)	(85)	––
Changes in operating assets and liabilities:
Accounts receivable	41	(1,007)
Inventory	(233)	––
Prepaid expenses and other current assets	317	(133)
Other assets	22	28
Accounts payable	(155)	503
Accrued liabilities	1,240	567
Deferred revenue	(39)	––
Other liabilities	43	––

Net cash used in operating activities	(8,818)	(5,048)

Cash flows from investing activities:
Acquisition of property and equipment	(408)	(914)
Purchases of available-for-sale securities	(12,011)	––
Proceeds from maturities of available-for- sale investments	12,358	6,020
Cash acquired, net	––	392

Net cash provided by (used in) investing activities	(61)	5,498

Cash flows from financing activities:
Proceeds from issuance of common stock	224	115
Proceeds from issuance of convertible preferred stock, net	––	4,988
Repayment of note payable	––	(157)
Repurchase of common stock	(8)	––

Net cash provided by financing activities	216	4,946

Effect of exchange rate changes on cash	(202)	27
Net increase (decrease) in cash and cash equivalents	(8,865)	5,423
Cash and cash equivalents, beginning of period	48,810	1,822

Cash and cash equivalents, end of period	$39,945	$7,245

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

             The Company is in the development stage and since inception has devoted substantially all of its efforts to developing products, including engaging in research and development activities with and without partners, raising capital, and recruiting personnel.  The Company has incurred net losses since inception and expects to incur substantial losses for the next several years.  To date, the Company has funded its operations primarily through the sale of equity securities, payments from partners, and interest income.

Basis of  presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Securities and Exchange Commission Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited, condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company's interim financial information.  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

             The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2001 or for any other future period.

Basis of consolidation

             In May 2000, the Company acquired Cerus Limited, which is now Aerogen (Ireland) Limited, a wholly owned subsidiary of the Company.  The consolidated financial statements include the accounts of the Company and its subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents

             Cash and cash equivalents include money market and deposit accounts and all highly liquid investments purchased with original maturities of three months or less.

Available–for–sale securities

             All investments are classified as available–for–sale and therefore are carried at fair market value.  Unrealized gains and losses on such investments are reported as a component of stockholders’ equity.  Realized gains and losses on sales of all such investments are reported in earnings and computed using the specific identification cost method.

Inventory

             Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first-in, first-out basis) or market value.  At June 30, 2001, inventory is comprised of $98,000 of raw materials, $116,000 of work in process and $19,000 of finished goods.  There was no inventory as of December 31, 2000.

Revenue recognition

             Research and development revenues are earned under agreements with third parties for contract research and development activities and are recorded as the related expenses are incurred.  Charges to these third parties are based upon negotiated rates for full time equivalent employees of the Company, and actual out-of-pocket costs.  Rates for full time equivalent employees are intended to approximate the Company’s costs.  Payments received that are related to future performance are recorded as deferred revenue and recognized as revenues as they are earned. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

             Revenue from product sales and sales to distributors will be recognized at the time of product shipment, provided any significant rights to return products have expired, and collection of the receivable is probable.

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

Foreign currency translation

             The Company’s Irish subsidiary uses its local currency as its functional currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense amounts at the average exchange rates during the period.  Resulting translation adjustments are recorded directly to a component of stockholders’ equity.

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

Net loss per common share

             Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period.  Diluted net loss per share is computed giving effect to all potential dilutive common shares, including options, warrants and convertible preferred stock.  Options, warrants, common stock subject to possible repurchase by the Company and convertible preferred stock were not included in the diluted net loss per share calculations because the effect would be antidilutive.  Options, warrants, and common stock subject to possible repurchase were 2,767,000 and 2,118,000 shares as of June 30, 2001 and 2000, respectively.  Convertible preferred stock was none and 10,504,000 shares as of June 30, 2001 and 2000, respectively.

Note 2 – RECENT ACCOUNTING PRONOUNCEMENTS

             Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), as amended, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists. The Company has not engaged in derivative or hedging activities and the adoption of SFAS No. 133 did not have a significant impact on its financial position or results of operations.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141"Business Combinations" which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.  The adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

             In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," (“SFAS No. 142”) which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on the financial position of the Company.

Item     2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

             In addition to historical information, this report contains estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results,” elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the “Form 10-K”).  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and the information included in the Form 10-K.

Overview

             Aerogen was incorporated in November 1991.  We specialize in the controlled delivery of drugs to the lungs.  We are using our technology to develop respiratory products for marketing by us, and we are developing products in collaboration with pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs via the lungs to the bloodstream.

             We are in the development stage and since inception have devoted substantially all of our efforts to the development of products.  We have an accumulated deficit of approximately $51.1 million as of June 30, 2001.  We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the expansion of our research and development activities, an increase in the number and size of clinical trials, the costs associated with the marketing and manufacturing of our initial products, and the general expansion of our business activities.  We anticipate that our quarterly financial results will fluctuate for the foreseeable future.  Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods.  Our sources of working capital have been equity financings, research and development revenues, interest earned on investments and, to a lesser extent, equipment lease financings and royalties.

Results of Operations

Revenues

             Research and development revenues for the three and six months ended June 30, 2001 were $0.9 million, and $1.5 million, respectively, compared with $2.4 million and $3.6 million for the same periods of 2000.  The decreases in revenues resulted primarily from a lower level of product development activities performed for partner companies other than PathoGenesis Corporation (now a wholly-owned subsidiary of Chiron Corporation).

             Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.  Based on agreements we currently have in place, we expect research and development revenues for 2001 to be lower than those for 2000.

             We shipped initial units of our Aeroneb ™ Portable Nebulizer System to a distributor during the quarter ended June 30, 2001; revenues and the related product costs have been deferred until the rights to return these products, applicable only to the initial units, have expired.

             Royalty, fee and other revenues for the three and six months ended June 30, 2001 were $0.1 million and $0.1 million, respectively, compared with none for the same periods of 2000.  The increases resulted primarily from minimum royalties earned from a consumer products company.

Research and development expenses

             Research and development expenses for the three and six months ended June 30, 2001 were $5.7 million and $10.7 million, respectively, compared with $4.6 million and $7.5 million for same periods of 2000.  The increase in research and development expenses resulted primarily from the expansion of development and clinical activities for the respiratory products we plan to market ourselves and our Aerodose ™ insulin inhaler product.  The increases are primarily attributable to increased salary and benefit costs ($0.8 million and $1.4 million), increased costs incurred by our Irish subsidiary ($0.5 million and $0.9 million including Irish payroll related costs), increased clinical costs ($0.1 million and $0.5 million) and increased amortization of deferred stock-based compensation ($0.2 million and $0.2 million), partially offset by decreased professional services ($0.3 million and $0.4 million), as well as fluctuations in other categories of research and development spending.

             Research and development expenses represent expenses related to our own research and development projects, as well as the costs related to research and development activities for our partners.  Research and development expenses for partner activities approximate our revenues from those partners.  Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses, and the expenses associated with the development of manufacturing processes, including related overhead.  We expect research and development spending to increase significantly over the next several years as we increase clinical trials, expand our research and development activities to support our products and those which we develop in our collaborations, and increase commercial manufacturing.  Future research and development and clinical expenditures cannot be predicted reliably, as they depend in part upon our success in continuing existing development collaborations, entering into new partnering agreements, and the level of internally funded research and development efforts.

Selling, general and administrative expenses.

             Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $2.2 million and $3.7 million, respectively, compared with $0.9 million and $1.8 million for the same periods of 2000.  The increases for both periods were primarily due to increased personnel and other marketing costs associated with product launch preparations ($0.6 million and $0.9 million), other costs associated with operating as a public company ($0.6 million and $ 0.7 million) and amortization of goodwill and stock-based compensation ($0.2 million and $0.3 million).  We expect that selling, general and administrative expenses will increase as our business expands and as we increase our sales efforts in the second half of 2001 and launch new products.

Purchased in-process research and development

             Purchased in-process research and development expenses of $3.5 million were recorded for the three and six months ended June 30, 2000 in conjunction with our acquisition of Aerogen (Ireland) Limited in May 2000.  There were no corresponding expenses in 2001.

Interest income, net

             Interest income, net for the three and six months ended June 30, 2001 was $0.6 million and $1.5 million, respectively, compared with $ 0.1 million and $0.2 million for the same periods of 2000.  The increase in interest income, net was primarily due to higher average cash, cash equivalents and investment balances resulting from the completion of equity placements of our common stock in our IPO and convertible preferred stock.  We sold convertible preferred stock in July, May and March of 2000 for total net proceeds of approximately $21.3 million.  Sales of common stock in our IPO resulted in approximately $44.5 million of net proceeds, including $6.0 million from exercise of the underwriters’ over-allotment option.

Liquidity and Capital Resources

             Since inception, we have financed our operations primarily through equity financings, research and development revenues and the interest earned on these funds.  We have received approximately $97.8 million aggregate net proceeds from sales of our common and preferred stock through June 30, 2001, including approximately $44.5 million of net proceeds from our IPO.

             As of June 30, 2001, we had cash, cash equivalents and available–for–sale securities of approximately $51.9 million.  Net cash used in operating activities of $8.8 million during the six months ended June 30, 2001 resulted primarily from the net loss for the period, partially reduced by non-cash related charges of approximately $1.4 million and an increase in accrued liabilities of $1.2 million.  Net cash used in operating activities of $5.0 million during the six months ended June 30, 2000 resulted primarily from the net loss for the period, partially reduced by non-cash charges of approximately $4.1 million, $3.5 million of which were recorded in conjunction with the acquisition of Aerogen (Ireland) Limited.

             Net cash used in investing activities of $0.1 million for the six months ended June 30, 2001 consisted primarily of acquisition of $0.4 million of property and equipment.  Net cash provided by investing activities of $5.5 million for the six months ended June 30, 2000 consisted primarily of proceeds from maturities of securities of $6.0 million, partially offset by acquisitions of property and equipment of $0.9 million.

             Net cash provided by financing activities of $4.9 million for the six months ended June 30, 2000 primarily consisted of proceeds from the sale of convertible preferred stock.

             The development of our technology and products will require a commitment of substantial funds to conduct the costly and time-consuming product development and clinical trials required to develop and expand our technology and products and to bring any such products to market.  Our future capital requirements and operating expenses will depend on many factors including, but not limited to, research and development activities, the timing, cost, extent and results of clinical trials, our success in licensing drugs for use in our products, regulatory approvals, the status of competitive products, marketing and manufacturing costs associated with commercialization of products, costs involved in obtaining and maintaining patents, and our ability to enter into collaborative agreements.

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

Recent Accounting Pronouncements

             Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”), as amended, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of relationship that exists.  We have not engaged in derivative or hedging activities and the adoption of SFAS No. 133 did not have any significant impact on our financial position or results of operations.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141"Business Combinations"" which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.  We expect the adoption of SFAS No. 141 will have no material impact on our financial reporting and related disclosures.

             In July 2001, the FASB issued SFAS No. 142"Goodwill and Other Intangible Assets," (“SFAS No. 142”) which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective starting with fiscal years beginning after December 15, 2001.  We will adopt SFAS No. 142 during the first quarter of fiscal 2002, and are in the process of evaluating the impact of implementation on our financial position.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

             Interest rate risk represents the risk of loss that may impact our financial position, operating results, or cash flows due to changes in interest rates.  This exposure is directly related to our normal operating activities.  Our cash, cash equivalents, and short-term investments are invested with high quality issuers and are generally of a short-term nature.  As a result, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.  As of June 30, 2001 there had been no material change in our interest rate exposure from that described in our Form 10-K.

Exchange rate risk

             Due to our Irish operations, we have market risk exposure to adverse changes in foreign currency exchange rates.  The revenues and expenses of our subsidiary, Aerogen (Ireland) Limited, are denominated in Irish currency.  At the end of each quarter, the revenues and expenses of our subsidiary are translated into U.S. dollars using the average currency exchange rate in effect for that quarter, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that quarter.  Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars.  To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets.  As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

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

Factors That May Affect Future Operating Results

             Risk factors that may affect future operating results are described in Part I of our Form 10-K and have not changed materially since such date.  Please also see “Liquidity and Capital Resources” above.

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

             From January 1, 2001 through June 30, 2001 the proceeds from the offering were used for research and development and clinical activities, marketing and manufacturing expenditures for existing and future products, capital expenditures, and general corporate purposes.  In the future we intend to use the net proceeds in a similar manner.

             As of June 30, 2001, $35.3 million of the proceeds from our IPO remained available and were primarily invested in cash equivalents and short-term available-for-sale securities.

Item 3.	Defaults Upon Senior Securities None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2001, at the Company’s annual meeting of stockholders, the following votes were cast:

To elect as Class I Directors for a three year term ending in 2004:

		For	Withheld

	Dr. Phyllis I. Gardner	12,428,384	400
	Mr. Philips M. Young	12,428,384	400

To ratify the appointment of PricewaterhouseCoopers LLC as the Company’s independent accountants:

		For	Against	Abstain

		12,386,559	40,350	1,875

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits:
	3.2	Certificate of Incorporation (including Certificate of Designation of Series A Junior Participating Preferred Stock)[1]

	10.14	Restated Executive Severance Agreement

	10.15	Rights Agreement dated as of June 5, 2001 between AeroGen, Inc. and Mellon Investor Services LLC, as Rights Agent.[1]

b. Reports on Form 8-K:

The Company filed a Report on Form 8-K on June 30, 2001 (File Number 0-31913) concerning the adoption by the Company's Board of Directors of a stockholder rights plan.

1  Incorporated by reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2001 ( File Number 0-31913)

Signatures

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AeroGen, Inc.
(Registrant)

Dated: August 14, 2001	By:	/s/ JANE E. SHAW

Jane E. Shaw, Phd.
Chairman and Chief Executive Officer

Dated: August 14, 2001	By:	/s/ DEBORAH K. KARLSON

Deborah K. Karlson
Vice President, Finance and
Chief Financial Officer