Form 10-Q
period 2002-06-30
AEROGEN INC
filed 2002-08-13
CIK 1039160

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

Yes ☒        No ☐

        As of July 31, 2002 there were 20,270,735 shares of the Registrant's Common Stock outstanding, par value $0.001 per share.

Aerogen, Inc.
(a development stage enterprise)
 Form 10-Q

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Aerogen, Inc.
(a development stage enterprise)

Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$17,493	$15,714
Available-for-sale securities	2,022	20,363
Accounts receivable	98	193
Inventories	328	488
Prepaid expenses and other current assets	713	1,201

Total current assets	20,654	37,959
Property and equipment, net	5,465	2,889
Goodwill and other intangible assets, net	1,520	1,362
Other assets	1,250	1,258

Total assets	$28,889	$43,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$619	$1,181
Accrued liabilities	1,670	3,321

Total current liabilities	2,289	4,502
Deferred rent	576	223
Other long-term liabilities	229	212

Total liabilities	3,094	4,937

Stockholders' equity:
Common stock	20	20
Additional paid-in capital	109,518	110,428
Notes receivable from stockholders	(423)	(693)
Deferred stock-based compensation, net	(2,199)	(4,069)
Accumulated other comprehensive gain (loss)	130	(14)
Deficit accumulated during the development stage	(81,251)	(67,141)

Total stockholders' equity	25,795	38,531

Total liabilities and stockholders' equity	$28,889	$43,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Research and development	$8	$889	$34	$1,501
Product sales	112	—	112	—
Royalty, fee and other	62	62	125	125

Total revenues	182	951	271	1,626

Costs and expenses:
Cost of products sold and manufacturing start-up costs	235	—	466	—
Research and development	4,947	5,701	9,970	10,712
Selling, general and administrative	2,160	2,209	4,287	3,729

Total costs and expenses	7,342	7,910	14,723	14,441

Loss from operations	(7,160)	(6,959)	(14,452)	(12,815)
Interest income, net	122	643	342	1,451

Net loss	$(7,038)	$(6,316)	$(14,110)	$(11,364)

Net loss per common share, basic and diluted	$(0.35)	$(0.32)	$(0.70)	$(0.58)

Shares used in computing net loss per common share, basic and diluted	20,180	19,628	20,103	19,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
(a development stage enterprise)

Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(14,110)	$(11,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	736	742
Amortization of deferred stock-based compensation	757	667
Accrued interest on notes receivable from stockholders	(15)	(14)
Amortization of discount on available-for-sale securities	(15)	(85)
Loss on disposal of property and equipment	165	—
Change in inventory reserves	177	—
Changes in operating assets and liabilities:
Accounts receivable	95	41
Inventories	19	(233)
Prepaid expenses and other current assets	476	317
Other assets	8	22
Accounts payable	(562)	(155)
Accrued liabilities	(1,686)	1,240
Deferred revenues	—	(39)
Deferred rent	353	—
Other long-term liabilities	(3)	43

Net cash used in operating activities	(13,605)	(8,818)

Cash flows from investing activities:
Acquisition of property and equipment	(3,459)	(408)
Purchases of available-for-sale securities	(2,021)	(12,011)
Proceeds from maturities of available-for-sale securities	20,317	12,358

Net cash provided by (used in) investing activities	14,837	(61)

Cash flows from financing activities:
Proceeds from issuance of common stock	209	224
Repurchase of common stock	(6)	(8)
Repayment of notes receivable from stockholders	285	—

Net cash provided by financing activities	488	216

Effect of exchange rate changes on cash	59	(202)

Net increase (decrease) in cash and cash equivalents	1,779	(8,865)
Cash and cash equivalents, beginning of period	15,714	48,810

Cash and cash equivalents, end of period	$17,493	$39,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
(a development stage enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business of the company

        Aerogen, Inc., (the "Company" or "Aerogen"), was incorporated in November 1991 to develop products using a proprietary aerosol generator. On May 14, 2002, at the Company's Annual Meeting of Stockholders, a motion to change the spelling of the Company's name from AeroGen, Inc. to Aerogen, Inc. was approved.

        The Company is in the development stage and, since inception, has devoted substantially all of its efforts to developing products, including engaging in research and development activities with and without partners, raising capital, marketing of its initial products and recruiting personnel. The Company has incurred net losses since inception and expects to incur substantial losses for the next several years. To date, the Company has funded its operations primarily through the sale of equity securities, payments from collaboration partners, interest income and debt. The process of developing products will continue to require significant research and development, clinical trials and regulatory approvals. These activities, together with selling, general and administrative expenses, are expected to result in substantial operating losses for the next several years.

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

        The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2002 or for any other future period.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventories are summarized as follows (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Raw materials	$196	$354
Work-in-process	127	99
Finished goods	5	35

Total inventories	$328	$488

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

Net loss per common share

        Basic net loss per share is computed by dividing the net loss by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common shares, including options and warrants. Options and warrants were not included in the diluted net loss per share calculations because the effect would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Net loss per common share, basic and diluted:
Net loss	$(7,038)	$(6,316)	$(14,110)	$(11,364)

Weighted average common shares outstanding	20,227	19,976	20,185	19,947
Less: Weighted average shares subject to repurchase	47	348	82	404

Weighted average shares used in computing basic and diluted net loss per common share	20,180	19,628	20,103	19,543

        The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	June 30,
	2002	2001
	(unaudited, in thousands)
Options to purchase common stock	3,134	2,390
Common stock subject to repurchase	30	301
Warrants, based on common stock equivalents	32	32

Note 2—RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and other Intangible Assets" on January 1, 2002. Under the new rules, goodwill is no longer amortized, but is subject to an annual impairment test. As of June 30, 2002, the goodwill impairment test had been completed and it was determined that there was no impairment of goodwill at that time.

        The following table reconciles the Company's net income for the three and six months ended June 30,2002 and 2001, adjusted to exclude goodwill amortization pursuant to SFAS No.142 to amounts previously reported: (unaudited, in thousands, except for per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited, in thousands)
Reported net loss	$(7,038)	$(6,316)	$(14,110)	$(11,364)
Add back: Goodwill amortization	—	87	—	179

Adjusted net loss	$(7,038)	$(6,229)	$(14,110)	$(11,185)

Net loss per share, basic and diluted	$(.35)	$(.32)	$(.70)	$(.58)
Add back: Goodwill amortization	—	0.00	—	0.01

Adjusted net loss	$(.35)	$(.32)	$(.70)	$(.57)

        In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

        In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates are described in Item 7 of our Form 10-K, and have not changed materially since that date.

Overview

        Aerogen was incorporated in November 1991. We specialize in the controlled delivery of drugs to the lungs for respiratory therapy or systemic drug delivery. We are using our technology to develop respiratory products for marketing by us, and we are developing products for ourselves and in collaboration with pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs via the lungs to the bloodstream.

        We are in the development stage and, since inception, have devoted substantially all of our efforts to the development of products. We have an accumulated deficit of approximately $81.3 million as of June 30, 2002. We expect to incur significant additional operating losses over the next several years, and cumulative losses may increase, primarily due to the expansion of our research and development activities, an increase in the number and size of clinical trials, the costs associated with marketing recently introduced and additional products and the general expansion of our business activities. We anticipate that our quarterly financial results will fluctuate for the foreseeable future. Therefore, period to period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have been equity financings, research and development revenues, interest earned on investments, equipment lease financings and royalties.

Results of Operations

Revenues

        Research and development revenues for the three and six months ended June 30, 2002 were $8,000 and $34,000, respectively, compared with $0.9 million and $1.5 million for the same periods of 2001. The decrease resulted primarily from a lower level of product development activities performed for one partner program. We announced in December 2001 the termination of our development program with Chiron for TOBI®, their proprietary formulation of the antibiotic tobramycin.

        Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable. Based on agreements we currently have in place, we expect research and development revenues for 2002 to be lower than those for 2001.

        Product sales revenues for the three and six months ended June 30, 2002 were $112,000, compared with none for the same periods of 2001. Our second product, the Aeroneb® Professional Nebulizer System ("Aeroneb Pro") was launched in June 2002. Our first product, the Aeroneb® Portable Nebulizer System, was launched in June 2001. Due to manufacturing issues, which have been resolved and were not fundamental to our aerosol generator technology, no product was shipped, and therefore no product sales revenues were recorded in the first quarter of 2002. No revenue was recorded in the quarter or six months ended June 30, 2001 due to rights of return granted on initial product shipments.

        Royalty, fee and other revenues were $62,500 and $125,000, for the three and six month periods ended June 30, for both 2002 and 2001. Royalties represent a minimum royalty obligation associated with licensing our aerosol generator technology to a consumer product company for limited usage outside the medical field.

Cost of products sold and manufacturing start-up costs

        Cost of products sold and manufacturing start-up costs for three and six months ended June 30, 2002 were $0.2 million and $0.5 million, respectively, compared with none for the same periods of 2001. Costs of product sold for the three and six months, ended June 30, 2002 include costs associated with the production of the Aeroneb Pro in preparation for its launch at the end of the quarter. Effective April 2002, we implemented a price reduction on the Aeroneb® Portable Nebulizer System to enhance our competitive position in the home nebulizer market. The cost of products sold and manufacturing start-up costs for the six months ending June 30, 2002 includes a $0.2 million charge to reduce inventories to estimated market value and accrue future losses on purchase commitments based on the reduced selling price.

Research and development expenses

        Research and development expenses for the three and six months ended June 30, 2002 were $4.9 million and $10.0 million, respectively, compared with $5.7 million and $10.7 million for the same periods of 2001. Incremental rent and information technology expenses, primarily associated with our newly leased facility, were approximately $0.8 million and $1.6 for the three and six months, respectively, ending June 30, 2002. We maintained our approximately 38,000 square foot Sunnyvale facility through April 30, 2002, at which time we reduced our space there to approximately 10,000 square feet of manufacturing and research labs. We completed our move to the Mountain View facility and vacated the Sunnyvale facility in June 2002. In the three and six months ended June 30, 2002, non-payroll related expenses, associated with our inhaled insulin product design and clinical trials, decreased by $0.6 million and $1.0 million, respectively; non-payroll related expenses associated with our respiratory products decreased by $0.5 million and $0.9 million, respectively; payroll related expenses for both insulin and respiratory products decreased by $0.4 million and $0.2 million, respectively; and deferred stock-based compensation decreased by $0.1 million and $0.2 million, respectively, in comparison with the same periods in the prior year.

        Research and development expenses represent expenses related to our own research and development projects, as well as the costs related to research and development activities for our partners. Research and development expenses for partner activities approximate our revenues from those partners. Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses and the expenses associated with the development of manufacturing processes, including related overhead. Research and development spending may increase significantly over the next several years as we increase clinical trials, expand our research and development activities to support our products and those which we develop in our collaborations. Future research and development and clinical expenditures cannot be predicted reliably, as they depend in part upon our success in continuing existing development collaborations, entering into new partnering agreements, and the level of internally funded research and development efforts.

Selling, general and administrative expenses

        Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $2.2 million and $4.3 million, respectively, compared with $2.2 million and $3.7 million for the same periods of 2001. The increase for the six months ended June 30, 2002 was primarily due to $0.4 million of incremental rent and information technology expense, primarily associated with our newly leased facility, an increased deferred compensation costs of $0.3 million; and an increase in payroll related expense of $0.3 million; partially offset by decreases in professional services and the cessation of goodwill amortization of $0.4 million. We expect that our selling, general and administrative expenses will increase as we continue to commercialize existing and new products.

Interest income, net

        Interest income, net for the three and six months ended June 30, 2002 was $0.1 million and $0.3 million, respectively, compared with $0.6 million and $1.5 million for the same periods of 2001. The decrease in interest income, net was primarily due to lower average cash, cash equivalents and investment balances resulting from cash used in operations and capital expenditures and, to a lesser extent, lower interest rates.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through equity financings, research and development revenues and the interest earned on these funds. We have received approximately $98.2 million aggregate net proceeds from sales of our common and preferred stock through June 30, 2002, including approximately $44.5 million of net proceeds from our initial public offering ("IPO").

        As of June 30, 2002, we had cash, cash equivalents and available-for-sale securities of approximately $19.5 million. Net cash used in operating activities of $13.6 million during the six months ended June 30, 2002 resulted primarily from the net loss for the period and decreased accounts payable and accrued liabilities of $2.2 million, partially reduced by non-cash related charges of approximately $1.8 million and a reduction in prepaid expenses of $0.5 million. Net cash used in operating activities of $8.8 million during the six months ended June 30, 2001 resulted primarily from the net loss for the period, partially reduced by non-cash charges of approximately $1.4 million, and an increase in accrued liabilities and accounts payable of $1.1 million.

        Net cash provided by investing activities of $14.8 million for the six months ended June 30, 2002 consisted primarily of net proceeds from maturing available-for-sale securities and purchases of securities of $18.3 million, partially offset by $3.5 million of property and equipment acquisitions, primarily associated with leasehold improvements to our newly leased facility. Cash used in investing activities of $0.1 million for the first six months ended June 30, 2001 consisted of equipment acquisitions of $0.4 million, partially offset by the net proceeds from maturing securities of $0.3 million.

        Cash provided through financing activities for the first six months ending June 30, 2002 comprised $0.2 million of proceeds from the issuance of common stock, comparable with the same period for 2001. In addition, repayment of notes receivable from stockholders provided $0.3 million for the first six months ending June 30, 2002, compared with no repayments in the same period of 2001.

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

        Based upon our current plans, we believe that our cash, cash equivalents and available-for-sale securities will be sufficient to meet our capital requirements into the second quarter of 2003. We will need to raise additional funds through partner collaborations, sales of our securities or borrowing. There can be no assurance that we will be able to enter into such collaborations or raise additional funds through sales of our securities or borrowing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. The factors described above, as well as the risk factors discussed in the Form 10-K, will impact our future capital requirements and the adequacy of our available funds.

Recent accounting pronouncements

        In April of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. Under SFAS 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30. SFAS 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

        In June of 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS 146, a liability is required to be recognized for a cost associated with an exit or disposal activity when the liability is incurred. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a retirement or disposal activity covered by FASB Statements No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company believes that the adoption of SFAS 146 will not have a material impact on the consolidated financial position or results of the operations of the Company.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

        Interest rate risk represents the risk of loss that may impact our financial position, operating results or cash flows due to changes in interest rates. This exposure is directly related to our normal operating activities. We invest only in U.S. government and related agency securities and money markets. These investments are generally of a short-term nature. As a result, other than changes in interest income due to changes in interest rates, we do not believe that near-term changes in interest rates will have a material effect on our future results of operations.

Exchange rate risk

        Due to our Irish operations, we have market risk exposure to adverse changes in foreign currency exchange rates. The revenues and expenses of our subsidiary, Aerogen (Ireland) Limited, are denominated in Eurodollars. At the end of each period, the revenues and expenses of our subsidiary are translated into U.S. dollars using the average currency exchange rate in effect for that period, and assets and liabilities are translated into U.S. dollars using the exchange rate in effect at the end of that period. Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in U.S. dollars. Additionally, we occasionally have market risk exposure to adverse changes in foreign currency exchange rates associated with foreign vendors who require payment in their functional currencies. To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets. As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading purposes.

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

        In November 2000, the Securities Exchange Commission declared our Registration Statement on Form S-1 effective. We completed our initial public offering, including exercise of the underwriters' over-allotment option of 4,140,000 shares, at an initial public offering price of $12.00 per share, for aggregate cash proceeds of approximately $49.7 million. The managing underwriters of the offering were Chase Securities Inc., CIBC World Markets Corporation and SG Cowen Securities Corporation.

        In connection with the offering, we paid a total of approximately $3.5 million in underwriting discounts and commissions and $1.7 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering, including the over-allotment option, were approximately $44.5 million.

        From January 1, 2001 through June 30, 2002, the proceeds from the offering were used for research and development, clinical activities, marketing and manufacturing expenditures for existing and future products, capital expenditures and general corporate purposes. In the future we intend to use the net proceeds in a similar manner.

        As of June 30, 2002, $1.8 million of the proceeds from our IPO remained available and were primarily invested in cash equivalents and short-term available-for-sale securities.

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
On May 14, 2002, at the Company's annual meeting of stockholders, the following votes were cast:

      To elect as Class II Directors for a three-year term ending in 2005, as follows:

	For	Withheld
Mr. Tom Baruch	14,026,082	12,383
Jane E. Shaw, Ph.D.	12,610,207	1,428,258

      To change the spelling of the Company's name from AeroGen, Inc. to Aerogen, Inc.:

For	Against	Abstain
13,734,788	68,877	234,800

      To ratify the appointment of PricewaterhouseCoopers LLC as the Company's independent accountants for the fiscal year ending December 31, 2002:

For	Against	Abstain
13,804,340	2,152	231,973

Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
a. Exhibits:
3.2	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
b. Reports on Form 8-K
None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerogen, Inc. (Registrant)
Dated: August 13, 2002	By:	/s/ JANE E. SHAW Jane E. Shaw, Ph.D. Chairman and Chief Executive Officer
Dated: August 13, 2002	By:	/s/ ROBERT S. BREUIL Robert S. Breuil Chief Financial Officer

QuickLinks

Table of Contents
  Part I. Financial Information
  Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited; in thousands)
Condensed Consolidated Statements of Operations (unaudited; in thousands, except per share data)
Condensed Consolidated Statements of Cash Flows (unaudited; in thousands)
Aerogen, Inc. (a development stage enterprise) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
  Part II. Other Information
Signatures