Form 10-Q
period 2003-03-31
AEROGEN INC
filed 2003-05-15
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-31913

Aerogen, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0488580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2071 Stierlin Court, Mountain View, CA	94043
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (650) 864-7300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☒

As of April 30, 2003, there were 20,404,246 shares of the Registrant’s Common Stock, par value $0.001, outstanding.

Aerogen, Inc.

Form 10-Q

Part  I.           Financial Information

Item  1.        Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$4,477	$3,266
Available-for-sale securities	—	5,621
Accounts receivable, net	1,323	903
Inventories, net	465	374
Prepaid expenses and other current assets	705	934
Total current assets	6,970	11,098

Property and equipment, net	5,081	5,251
Goodwill and other intangible assets, net	1,660	1,612
Restricted cash	1,200	1,200
Other assets	32	33
Total assets	$14,943	$19,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$973
Accrued liabilities	1,446	1,446
Total current liabilities	2,111	2,419

Other long-term liabilities	1,099	1,031
Total liabilities	3,210	3,450

Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	109,335	109,497
Notes receivable from stockholders	(435)	(434)
Deferred stock-based compensation, net	(1,081)	(1,520)
Accumulated other comprehensive income	243	233
Accumulated deficit	(96,349)	(92,052)
Total stockholders’ equity	11,733	15,744
Total liabilities and stockholders’ equity	$14,943	$19,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

Revenues:
Product sales	$1,278	$—
Research and development	165	26
Royalty	125	63
Total revenues	1,568	89

Costs and expenses:
Cost of products sold	834	231
Research and development	3,205	5,023
Selling, general and administrative	1,904	2,127
Total costs and expenses	5,943	7,381

Loss from operations	(4,375)	(7,292)

Interest income	38	221
Other income (expense), net	40	(1)
Net loss	$(4,297)	$(7,072)
Net loss per share, basic and diluted	$(0.21)	$(0.35)
Weighted - average shares used in computing net loss per share, basic and diluted	20,396	20,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(4,297)	$(7,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	194
Changes in inventory reserves	8	234
Amortization of deferred stock-based compensation	278	382
Accrued interest on notes receivable from stockholders	(1)	(8)
Amortization of notes discount	6	—
(Gain) loss on disposal of property and equipment	(25)	165
Changes in operating assets and liabilities:
Accounts receivable	(420)	141
Inventories	(100)	25
Prepaid expenses and other current assets	(970)	276
Other assets	1,201	37
Accounts payable	(308)	(607)
Accrued liabilities	210	(870)
Deferred revenues	(208)	—
Deferred rent	61	270
Other long-term liabilities	—	(4)
Net cash used in operating activities	(4,231)	(6,837)

Cash flows from investing activities:
Acquisition of property and equipment	(140)	(2,233)
Proceeds from maturities of available-for-sale securities	5,599	15,817
Net cash provided by investing activities	5,459	13,584

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3
Repurchase of common stock	—	(6)
Repayment of notes receivable from stockholders	—	150
Net cash provided by financing activities	—	147

Effect of exchange rate changes on cash	(17)	(14)
Net increase in cash and cash equivalents	1,211	6,880
Cash and cash equivalents, beginning of period	3,266	15,714
Cash and cash equivalents, end of period	$4,477	$22,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business of the Company

Aerogen, Inc. (“Aerogen” the “Company” or “we”) was incorporated in November 1991. We are a specialty pharmaceutical company focusing on respiratory therapy in the acute care setting. Our core technology is based upon our proprietary aerosol generator. Using our technology, we are developing respiratory products for marketing by us, and products in collaboration with, and for marketing by, pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs through the lungs to the bloodstream.  The Company's recurring net losses from operations and negative cash flows from operations, in light of the Company's current liquidity and capital resources, raise substantial doubt regarding the Company's ability to continue as a going concern for a reasonable period of time.  Since inception, we have financed our operations primarily through equity financings, product revenues, research and development revenues, and the interest earned on related proceeds.  The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals. These activities, together with manufacturing, selling, general and administrative expenses, are expected to result in substantial operating losses for the next several years.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The continued operation of the Company is dependent on our ability to obtain adequate funding and eventually establish profitable operations. As of March 31, 2003, we had $4.5 million in cash and cash equivalents. During the first three months of 2003, our expenditures have been approximately $1.6 million per month. We need to raise additional funds through public or private financings, collaborative relationships or other arrangements by early June 2003 in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We will also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, the Company will have to significantly curtail operations even further, or cease operations altogether and explore liquidation alternatives.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Securities and Exchange Commission Regulation S-X.  Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s interim financial information.  These financial statements and notes should be read in conjunction with the audited financial statements and notes thereto of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2003, or for any other future period.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value.  Inventories are summarized as follows:

	March 31, 2003	December 31, 2002
	(in thousands)

Raw materials	$256	$333
Work-in-process	87	31
Finished goods	122	10
Net inventories	$465	$374

Warranty

The Company offers a warranty of certain products and records a liability for the estimated future costs associated with warranty claims, which is based on historical experience and the Company’s estimated level of future costs. Warranty costs are reflected in the statement of operations as a cost of products sold. A reconciliation of the changes in the Company’s warranty liability for the three months ending March 31, 2003 as follows (in thousands):

Warranty accrual at January 1, 2003	$101

Accruals for warranties issued during the period	73

Settlements made in kind during the period	(16)

Ending balance at March 31, 2003	$158

Other Comprehensive Income

Other comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  The Company’s unrealized gains and losses on available-for-sale securities and foreign currency translation gains and losses represent the only components of comprehensive income that are excluded from the Company’s net loss.  The components of other comprehensive income which are excluded from net loss are not significant, individually or in the aggregate, and therefore, no separate statement of comprehensive loss has been presented.

Notes Receivable

On May 5, 2003, $100,526 of principal and interest on a note receivable from a corporate officer and stockholder became due.  The Company is currently negotiating repayment of this loan with the stockholder.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted - average number of vested shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive shares, including options and warrants.  Options and warrants are not included in the diluted net loss per share calculations for periods in which the effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss per share, basic and diluted:
Net loss	$(4,297)	$(7,072)

Weighted - average common shares outstanding	20,404	20,142
Less: Weighted - average shares subject to repurchase	(8)	(99)
Weighted - average shares used in computing basic and diluted net loss per common share	20,396	20,043

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share as they had an antidilutive effect:

	March 31,
	2003	2002
	(in thousands)

Options to purchase common stock	2,806	3,429
Common stock subject to repurchase	5	64
Warrants	22	32

Accounting for Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure an amendment of FASB Statement No.123”. The following provides a reconciliation of net loss and net loss per common share to proforma net loss and proforma net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”  to all employee awards:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)

Net loss - as reported	$(4,297)	$(7,072)

Add: stock-based compensation included in reported net loss	263	379

Deduct : total stock-based employee compensation determined under fair value based method for all awards	(308)	(631)

Net loss - proforma	$(4,342)	$(7,324)

Net loss per share, basic and diluted - as reported	$(0.21)	$(0.35)

Net loss per share, basic and diluted - proforma	$(0.21)	$(0.37)

The above pro forma disclosures may not be representative of the pro forma effect in future years because options vest over several years and additional grants may be made each year.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date of grant. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Note 2 - RECENT ACCOUNTING PRONOUNCEMENTS

None.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from any future performance suggested in this report as a result of many factors, including those referred to in “Factors That May Affect Future Operating Results,” at the end of this Item 2.  The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this report and the information included in the Company’s Annual Report on Form 10-K  for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003 (“Form 10-K”).

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 of the Form 10-K for the year ended December 31, 2002, and have not changed materially since that date.

Overview

Aerogen, Inc. (“Aerogen” the “Company” or “we”) was incorporated in November 1991.  We are a specialty pharmaceutical company focusing on respiratory therapy in the acute care setting.  Our core technology is based upon our proprietary aerosol generator.  Using our technology, we are developing respiratory products for marketing by us, and products in collaboration with, and for marketing by, pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs through the lungs to the bloodstream.

In 2002, we generated significant revenues from our planned principal operations and exited the development stage. However, we will continue to devote substantial efforts to the development of current and future products.  We currently have two nebulizer products on the market.  We have an accumulated deficit of approximately $96.3 million as of March 31, 2003.  The continued existence of the Company is dependent on the Company’s ability to obtain adequate funding and eventually establish profitable operations.

As of March 31, 2003, we had $4.5 million in cash and cash equivalents. During the first three months of 2003, our expenditures have been approximately $1.6 million per month. We need to raise additional funds through public or private financings, collaborative relationships or other arrangements by early June 2003 in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We will also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, the Company will have to significantly curtail operations even further, or cease operations altogether and explore liquidation alternatives.

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

As part of a restructuring that we began in December 2002, we engaged in a reduction in force in January 2003, which resulted in the termination of 26 employees (approximately 30% of our U.S. workforce).  The restructuring also included the suspension of development of our Aerodose® insulin inhaler product.

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2003 were $1.6 million, compared with $89,000 for the same period of 2002.  Total revenues include revenues from product sales, research and development activities for unrelated third parties, and royalties associated with the licensing of our technology for use outside of the medical field.

Product sales for the three months ended March 31, 2003 were $1.3 million, compared with none for the same period of 2002.  Product sales were significantly influenced by the launch of our second product, the Aeroneb® Professional Nebulizer System (“Aeroneb Pro”) in June 2002.

Research and development revenues for the three months ended March 31, 2003 were $165,000 compared with $26,000 for the same period of 2002.  The increase for the three months ended March 31. 2003 resulted from product development activities performed under partner agreements signed in late 2002.  Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.  Based on agreements we currently have in place, we expect research and development revenues for 2003 to be lower than those for 2002.

Royalty  revenues were approximately $125,000 and $63,000, for the three month periods ended March 31, 2003 and 2002, respectively.  These royalties represent a minimum royalty obligation associated with licensing our aerosol generator technology to a consumer product company for use in the fields of air freshener and insect repellants.  The increase in the three months ended March 31, 3002 was due to an increase in the minimum royalty payable under the agreement with the consumer product company.  The first product covered by the agreement was launched in one country outside of the United States in January of 2003.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2003 and 2002 were $0.8 million and  $0.2 million, respectively.  During the fourth quarter of 2002 and the first quarter of 2003, yield improvements in our manufacturing processes, resulted in lower costs per unit and improvements in cost of products sold as a percent of product sales.  As Aeroneb Pro volumes increase and the manufacturing processes mature, we anticipate further improvements to the cost of products sold as a percent of product sales.

For the three months ended March 31, 2002, cost of products sold included costs associated with the start-up of manufacturing production in our facility in Mountain View.  Additionally, in April 2002, we implemented a price reduction on the Aeroneb® Portable Nebulizer System to enhance our competitive position in the home nebulizer market.  For the three months ending March 31, 2002, the cost of products sold and manufacturing start-up costs primarily represented charges to reduce inventories to estimated market value and accrue future losses on then current purchase commitments as a result of the reduced selling price of that product.

Research and Development Expenses

Research and development expenses include our own research and development projects, as well as the costs related to research and development activities for our partners.  Research and development expenses for partner activities approximate our revenues from those partners.  Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses and the expenses associated with the development of manufacturing processes, all including related overhead.  Research and development spending may increase significantly over the next several years as we undertake new clinical trials and expand our research and development activities to support our products and those which we develop in our collaborations.   Future research and development and clinical expenditures cannot be predicted reliably, as they depend, in part, upon our success in expanding existing collaborations, entering into new partnering agreements, potential changes in our partners priorities, and the level of internally funded research and development efforts.

Research and development expenses for the three months ended March 31, 2003 were $3.2 million, compared with $5.0 million for the same period of 2002.  The decrease in research and development expenses of $1.8 million for the three months ended March 31, 2003, as compared with the same period of 2002, was primarily due to reduced payroll and related expenses of $1.1 million associated with reductions in force in 2002 and early 2003; non-payroll related expenses for professional services, materials and machining services for the development of the clinical version of our Aerodose inhaled insulin product and clinical trials of $0.2 million; non-payroll related expenses for professional and machining services associated with our development of clinical devices for respiratory products of $0.1 million; amortization of deferred stock-based compensation of $0.1 million; and non-payroll related expenses for professional services, machining services, and materials for several other programs totaling $0.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 were $1.9 million, compared with $2.1 million for the same period of 2002.  The decrease for the three months ended March 31, 2003 of $0.2 million compared with the same period of 2002 was primarily due to payroll and related expenses decreasing by $0.4 million associated with reductions in force in 2002 and early 2003, partially offset by an increase in outside legal expenses of $0.2 million.

Interest and Other Income (Expense), Net

Interest and other income, net for the three months ended March 31, 2003 was $78,000, compared with $0.2 million for the same period of 2002.  The decrease in interest income, net was primarily due to lower average cash, cash equivalents and investment balances resulting from cash used in operations and capital expenditures and, to a lesser extent, to lower interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through equity financings, product sales, research and development revenues and the interest earned on these funds.  We have received approximately $98.5 million aggregate net proceeds from sales of our common and preferred stock through March 31, 2003, including approximately $44.5 million of net proceeds from our initial public offering (“IPO”).

As of March 31, 2003, we had cash and cash equivalents of approximately $4.5 million.  Net cash used in operating activities during the three months ended March 31, 2003 was $4.2 million resulting primarily from the net loss for the period of $4.3 million; increases in accounts receivable of $0.4 million; increases in inventories of $0.1 million; and net decreased accounts payable and accrued liabilities of $0.1 million.  These uses were partially offset by non-cash related charges of approximately $0.3 million in depreciation and amortization and $0.3 million in amortization of deferred stock-based compensation.  Net cash used in operating activities for the three months ended March 31, 2002, was $6.8 million resulting primarily from the net loss for the period of $7.1 million; and a decrease in accounts payable and accrued liabilities of $1.5 million partially offset by non-cash related charges of approximately $1.0 million and a decrease in current assets of $0.5 million.

Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2003, consisting primarily of proceeds from maturing available-for-sale securities of $5.6 million, partially offset by $0.1 million of property and equipment acquisitions associated with process improvements.  Net cash provided by investing activities was $13.6 million for the three months ended March 31, 2002, consisting primarily of $15.8 million for net proceeds from maturities of available-for-sale securities partially offset by the acquisition of $2.2 million of leasehold improvements and equipment.

No cash was provided by financing activities for the three months ending March 31, 2003.  For the three months ending March 31, 2002, repayment of notes receivable from stockholders provided $0.2 million.

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

Based upon our current internal analyses, we need to raise additional funds through public or private financings, collaborative relationships or other arrangements by early June 2003 in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We will also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, the Company will have to significantly curtail our operations even further, or cease operations altogether and explore liquidation alternatives.  Even if we are successful at raising funds to continue our operations, our cash requirements may increase in the future because of our research and development efforts, including clinical trials, capital expenditures and the manufacture and marketing of our products.

Recent Accounting Pronouncements

None.

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

We need additional capital. If we cannot secure additional funding on acceptable terms by early June 2003, we may not be able to continue as a going concern.

As of March 31, 2003, we had $4.5 million in cash and cash equivalents. During the first three months of 2003, our expenditures have been approximately $1.6 million per month. We need to raise additional funds through public or private financings, collaborative relationships or other arrangements by early June 2003 in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We will also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, the Company will have to significantly curtail our operations even further, or cease operations altogether and explore liquidation alternatives.  Even if we are successful at raising funds to continue our operations, our cash requirements may increase in the future because of our research and development efforts, including clinical trials, capital expenditures and the manufacture and marketing of our products.

We have a history of losses, anticipate future losses and may never achieve or maintain profitability.

We have never been profitable.  Through March 31, 2003, we have incurred an accumulated deficit of approximately $96.3 million.  We expect to continue to incur substantial losses over at least the next several years as we:

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

We expect that our operating results may fluctuate in the future, and may vary from investors’ expectations, depending on a number of factors described in this “Risk Factors” section including:

•                                          the availability of additional funding and the terms of any such funding;

•                                          the success of any restructuring actions we have taken or may take in the future;

•                                          changes in domestic and international economic, business, regulatory, industry and political conditions;

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

The market prices for securities of many companies in the life sciences industry have historically been highly volatile, and the market from time-to-time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Prices for our common stock may be influenced by many factors, including:

•                                          market conditions relating to the life sciences industry;

•                                          investor perception of us as a company;

•                                          securities analysts’ recommendations;

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

•                                          period-to-period fluctuations in financial results; and

•                                          economic and other external factors.

Our common stock is currently trading at a market price significantly below the initial public offering price.  There can be no assurance that the price will increase in the future or will recover to the initial public offering price.

Our common stock may be delisted from The Nasdaq SmallCap Market, which may adversely affect the market liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq SmallCap Market and since July 1, 2002 has had a closing bid price of less than $1.00 per share on all but three days.  Nasdaq rules do not permit listed companies to maintain closing bid prices below $1.00 per share for more than 30 consecutive trading days.  Nasdaq has granted us a grace period until August 4, 2003 to regain compliance with this requirement.

If we fail to meet the minimum bid price requirement by that date or fail to meet any of the other requirements of the Nasdaq SmallCap Market, our stock may be delisted and the trading of our common stock is likely to be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets,” which may have an adverse affect on the market price of our common stock and on the ability of stockholders and investors to buy and sell the common stock.  If delisting occurs, stockholders may lose some or all of their liquidity and/or value.

Many of our products are in research and development stages, which makes it difficult to evaluate our business and prospects.

Other than the Aeroneb Portable Nebulizer System, which was introduced in 2001, and the Aeroneb Pro, which was introduced in 2002, our products are in the research or development stages.  Before we can begin to sell our other products commercially, we will need to invest in substantial additional development activities, generally including the conduct of clinical trials.  To further develop our products, we will need to obtain additional funds and address engineering and design issues, including ensuring that our products deliver a consistent and predictable amount of drug to the lung and that they can be manufactured successfully. We cannot assure that:

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

Before either we or our partners can file for regulatory approval for the commercial sale of combination products using our Aerodose inhalers or our Aeroneb nebulizers, the United Stated Food and Drug Administration (“FDA”), and other governmental agencies in other countries will require extensive clinical trials to demonstrate product safety and efficacy.  We are developing drug/inhaler and drug/nebulizer combinations, each of which will require clinical testing.  To date, we have completed limited clinical trials using prototype Aerodose inhalers and Aeroneb nebulizers.  If we do not successfully complete appropriate clinical trials, we will not be able to commercialize our products.  The results of initial clinical trials do not necessarily predict the results of more extensive clinical trials.  Furthermore, we cannot be certain that clinical trials of our products will demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

We have limited manufacturing experience and may not be able to manufacture our products in commercially sustainable quantities. We will depend on key suppliers and contract manufacturers, and their failure to supply us may delay or prevent commercialization of our products.

We have built our own manufacturing capabilities to produce key components of our products.  We have manufactured only limited quantities of our first two products, and limited clinical supplies of other products.  We currently plan to produce all of our aerosol generators for our products, partnered or not.  We plan to use contract manufacturers to produce certain other key components and subassemblies of our products.  We may assemble some or all of our products ourselves, or we may use contract manufacturers for the final assembly of some or all of our products.  We do not have long-term supply contracts with most of our key suppliers or contract manufacturers.  In addition, most of them are currently our sole source of supply.  We may not be able to enter into, or maintain, satisfactory contracts or arrangements.  In addition, manufacturing of our products could be delayed by supply problems at our suppliers or contract manufacturers.  If we need to qualify a new supplier or redesign the product, there could be significant delay, and a regulatory filing could be required before we could use the new supplier to provide material for our products.  There can be no assurance that we, or our contract manufacturers, can successfully manufacture in high volumes in a timely manner, at an acceptable cost, or at all.  We cannot assure that:

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

During 2002, our Aerodose inhaled insulin product was our most mature product in development for systemic drug delivery; however, we have suspended development of that product.

We have completed four small clinical trials (two Phase 1 and two Phase 2) of our Aerodose insulin inhaler product.  Early studies generally focus on the safety of a product rather than its effectiveness in treating the disease.  We cannot be sure that the results of these and/or other additional clinical trials will prove the safety and effectiveness of our product. During 2002, we did not sign an agreement with a marketing partner to fund the additional development and clinical trials necessary to obtain regulatory approval and to commercialize the product; therefore we have stopped our work on that product, and do not expect to re-start the program until we have an acceptable partner or sufficient funding to pay for additional clinical trials.  We cannot assure that we will ever be able to enter into a satisfactory agreement with a marketing partner, and we currently do not have sufficient funds to conduct the necessary development and clinical programs ourselves.

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

If we are unable to develop a successful sales and marketing effort, we will not be able to sustainably commercialize our products.

We currently have a very limited sales and marketing staff, and many of our competitors have substantial sales and marketing infrastructure.  We rely on third party distributors to sell our products.  Our success in commercializing our respiratory products in the United States will depend on our ability to develop and execute a successful sales and marketing effort.  There can be no assurance that our first two products, the Aeroneb Portable Nebulizer System and the Aeroneb Professional Nebulizer System, will be successful, and, in any event, these products are not expected to generate revenues sufficient enough to solely support the Company’s operations in the foreseeable future.  We will initially have financial losses resulting from the marketing expenditures necessary to launch and grow the products. Successful worldwide commercialization will depend upon finding effective marketing partners for our products outside the United States.

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

Our products are subject to extensive regulation by the FDA, state and local government agencies, and by international regulatory authorities.  These agencies regulate the development, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of medical devices, drugs and biologics.  If we, or our partners, fail to obtain regulatory clearances or approval to develop or to market our products, our business will be harmed and we, or our collaborative partners, will not be able to market and sell our products.  Even if granted, regulatory approvals may include significant limitations on the uses for which products may be tested or marketed.  Once obtained, required approvals may be withdrawn, or we may not remain in compliance with regulatory requirements.  The process for obtaining necessary regulatory approvals for drugs and biologics is generally lengthy, expensive and uncertain.  Obtaining and maintaining foreign regulatory approvals in multiple countries is expensive, and we cannot be certain that we will receive approvals in any foreign country in which we or our partners plan to market our products.  If we or our partners fail to obtain regulatory approval in the United States or in any foreign country in which we plan to market our products, our revenues will be lower. A longer than expected regulatory process, additional or significant changes in regulatory requirements, or more expensive clinical studies than we anticipate, may cause us to stop development of particular products, which we did with our albuterol and ipratropium inhaler products.

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

In both domestic and foreign markets, sales of our potential products will depend, in part, on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations.  Third-party payors often challenge the price and cost-effectiveness of medical products and services.  There is significant uncertainty about the reimbursement status of newly approved healthcare products.  We cannot assure that any of our products will be reimbursed by third-party payors. In addition, we cannot assure that our products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit.  Legislation and regulations affecting the pricing of health care products may change before our products are approved for marketing, and any such changes could further limit reimbursement.  One of our first commercial products, the Aeroneb Pro, is not currently reimbursed by insurance or government entities, which may limit its market penetration.

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

The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have used intellectual property litigation to gain a competitive advantage.  We cannot assure that we will not become subject to, whether within or outside of the United States,  patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, (the “USPTO”), to determine the priority of inventions. In 1999, we settled a patent interference with United States Patent No. 5,261,601, assigned to Bespak.  The settlement provided for a cross-license between us and Bespak, as a result of which Bespak has a license to certain of our technology, including the right to sublicense. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in United States Patent No. 5,261,601.  Additionally, in April 2003, we received notice that a German patent infringement suit had been filed in the regional court in Munich, Germany.  While the suit has not been formally initiated by the German regional court, the Company believes that it is without merit and intends to vigorously defend against all allegations in the suit.

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

As of March 31, 2003, our executive officers, directors and entities affiliated with our directors beneficially own, in the aggregate, approximately 28% of the outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could have the effect of delaying or preventing a change of control of the Company, and will make some transactions difficult or impossible without the support of these stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Exchange rate risk

Due to our Irish operations, we have market risk exposure to adverse changes in foreign currency exchange rates.  The revenues and expenses of our subsidiary, Aerogen (Ireland) Limited, are denominated in Eurodollars.  At the end of each period, the revenues and expenses of our subsidiary are translated into United States dollars using the average currency exchange rate in effect for that period, and assets and liabilities are translated into United States dollars using the exchange rate in effect at the end of that period.  Fluctuations in exchange rates therefore impact our financial condition and results of operations, as reported in United States dollars.  Additionally, we occasionally have market risk exposure to adverse changes in foreign currency exchange rates associated with foreign vendors who require payment in their functional currencies.  To date, we have not experienced any significant negative impact as a result of fluctuations in foreign currency markets.  As a policy, we do not engage in speculative or leveraged transactions, nor do we hold financial instruments for trading or hedging purposes.

As we expand our overseas operations, our operating results may, become subject to more significant fluctuations based on changes in exchange rates of foreign currencies in relation to the United States dollar.  We will periodically analyze our exposure to currency fluctuations and we may adjust our policies to allow for financial hedging techniques to minimize exchange rate risk.

Item 4.   Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely in alerting them to material information required to be included in our periodic Securities and Exchange Commission (“SEC”) reporting.  It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Part II.          Other Information

Item 1.           Legal Proceedings

In April 2003, we received notice that a German patent infringement suit had been filed in the regional court in Munich, Germany.  While the suit has not been formally initiated by the German regional court, the Company believes that it is without merit and intends to vigorously defend against all allegations in the suit

Item 2.           Changes in Securities and Use of Proceeds.

In November 2000, the Securities Exchange Commission declared our Registration Statement on Form S-1 effective.  We completed our initial public offering, including the exercise of the underwriters’ over-allotment option of a total of 4,140,000 shares, at an initial public offering price of $12.00 per share, for aggregate cash proceeds of approximately $49.7 million.  The managing underwriters of the offering were Chase Securities Inc., CIBC World Markets Corporation and SG Cowen Securities Corporation.

In connection with the offering, we paid a total of approximately $3.5 million in underwriting discounts and commissions and $1.7 million in other offering costs and expenses. After deducting the underwriting discounts and commissions and the offering costs and expenses, our net proceeds from the offering, including the over-allotment option, were approximately $44.5 million.

The proceeds from the offering were used for research and development, clinical activities, marketing and manufacturing expenditures for existing and future products, capital expenditures and general corporate purposes beginning in January of 2001.  As of March 31, 2003, the cumulative cash used in operations since the IPO has exceeded the proceeds from the IPO.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

Item 5.           Other Information.

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

(1)                                  Incorporated by reference from the exhibit with corresponding number from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 13, 2002.

(2)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-44470), filed August 25, 2000.

(b)                                 Reports on Form 8-K.

On February 25, 2003, we filed a report on Form 8-K concerning an amendment to the Rights Agreement dated as of June 5, 2001 by and between the registrant and Mellon Investor Services, LLC, as Rights Agent.  Additionally, on April 28, 2003 , we filed a report on Form 8-K concerning our press release announcing our financial results for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerogen, Inc.
(Registrant)

Dated: May 13, 2003	By:	/s/ JANE E. SHAW
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: May 13, 2003	By:	/s/ ROBERT S. BREUIL
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

4.                                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ JANE E. SHAW
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

4.                                      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                      The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

(Principal Financial Officer)