Form 10-Q
period 2003-06-30
AEROGEN INC
filed 2003-08-14
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 20,529,231 shares of the Registrant’s Common Stock, par value $0.001, outstanding.

Aerogen, Inc.

Form 10-Q

Part                        I.                                         Financial Information

Item                        1.                                      Condensed Consolidated Financial Statements

Aerogen, Inc.
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,697	$3,266
Available-for-sale securities	—	5,621
Accounts receivable, net	668	903
Inventories, net	325	374
Prepaid expenses and other current assets	610	934
Total current assets	3,300	11,098

Property and equipment, net	4,912	5,251
Goodwill and other intangible assets, net	1,759	1,612
Restricted cash	1,200	1,200
Other assets	34	33
Total assets	$11,205	$19,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$792	$973
Accrued liabilities	1,089	1,446
Total current liabilities	1,881	2,419

Other long-term liabilities	1,173	1,031
Total liabilities	3,054	3,450

Stockholders’ equity:
Common stock	21	20
Additional paid-in capital	109,268	109,497
Notes receivable from stockholders	(375)	(434)
Deferred stock-based compensation, net	(754)	(1,520)
Accumulated other comprehensive income / (loss)	(38)	233
Accumulated deficit	(99,971)	(92,052)
Total stockholders’ equity	8,151	15,744
Total liabilities and stockholders’ equity	$11,205	$19,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
Condensed Consolidated Statements of Operations
(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Product sales	$989	$112	$2,267	$112
Research and development	—	8	165	34
Royalty	125	62	250	125
Total revenues	1,114	182	2,682	271

Costs and expenses:
Cost of products sold	611	235	1,445	466
Research and development	3,015	4,947	6,220	9,970
Selling, general and administrative	1,450	2,160	3,354	4,287
Total costs and expenses	5,076	7,342	11,019	14,723

Loss from operations	(3,962)	(7,160)	(8,337)	(14,452)

Interest income, net	14	122	52	337
Other income, net	326	—	366	5
Net loss	$(3,622)	$(7,038)	$(7,919)	$(14,110)
Net loss per share, basic and diluted	$(0.18)	$(0.35)	$(0.39)	$(0.70)
Weighted - average shares used in computing net loss per share, basic and diluted	20,484	20,180	20,441	20,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(7,919)	$(14,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645	736
Amortization of deferred stock-based compensation	515	757
Accrued interest on notes receivable from stockholders	(6)	(15)
Amortization of premium / (discount) on available for sale securities	6	(15)
(Gain) / loss on disposal of property and equipment	(25)	165
Change in inventory reserves	8	177
Changes in operating assets and liabilities:
Accounts receivable	299	95
Inventories	58	19
Prepaid expenses and other current assets	337	476
Other assets	(3)	8
Accounts payable	(213)	(562)
Accrued liabilities	(165)	(1,686)
Deferred revenues	(208)	—
Deferred rent	123	353
Other long-term liabilities	—	(3)
Net cash used in operating activities	(6,548)	(13,605)

Cash flows from investing activities:
Acquisition of property and equipment	(230)	(3,459)
Purchases of available-for-sale securities	—	(2,021)
Proceeds from maturities of available-for-sale securities	5,599	20,317
Net cash provided by investing activities	5,369	14,837

Cash flows from financing activities:
Proceeds from issuance of common stock	23	209
Repurchase of common stock	—	(6)
Repayment of note receivable from stockholders	65	285
Net cash provided by financing activities	88	488

Effect of exchange rate changes on cash	(478)	59
Net increase (decrease) in cash and cash equivalents	(1,569)	1,779
Cash and cash equivalents, beginning of period	3,266	15,714
Cash and cash equivalents, end of period	$1,697	$17,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business of the Company

Aerogen, Inc. (“Aerogen” the “Company” or “we”) was incorporated in November 1991. We are a specialty pharmaceutical company focusing on respiratory therapy in the acute care setting. Our core technology is our proprietary OnQ™ Aerosol Generator. Using our technology, we are developing respiratory products for marketing by us, and products in collaboration with, and for marketing by, pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs through the lungs to the bloodstream.  The Company’s recurring net losses from operations and negative cash flows from operations, in light of the Company’s current liquidity and capital resources, raise substantial doubt regarding the Company’s ability to continue as a going concern for a reasonable period of time.  Since inception, we have financed our operations primarily through equity financings, product revenues, research and development revenues, and the interest earned on related proceeds.  The process of developing our products will continue to require significant research and development, clinical trials and regulatory approvals. These activities, together with manufacturing, selling, general and administrative expenses, are expected to result in substantial operating losses for the next several years.

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The continued operation of the Company is dependent on our ability to obtain adequate funding and eventually establish profitable operations. As of June 30, 2003, we had $1.7 million in cash and cash equivalents. During the first six months of 2003, our cash expenditures, net of receipts, have been approximately $1.2 million per month. As a result of our continued losses and current cash resources, we will need to raise additional funds through public or private financings, sale of certain of our assets, collaborative relationships or other arrangements within the next few weeks in order to continue as a going concern.  Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these.  We are pursuing efforts to raise such additional funds; however, if we are not successful, we may have to curtail significantly, or cease entirely, our operations, and/or seek bankruptcy protection.

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2003, or for any other future period.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value.  Inventories are summarized as follows:

	June 30, 2003	December 31, 2002
	(in thousands)

Raw materials	$186	$333
Work-in-process	78	31
Finished goods	61	10
Net inventories	$325	$374

Warranty

The Company offers a warranty of certain products and records a liability for the estimated future costs associated with warranty claims, which is based on historical experience and the Company’s estimated level of future costs. Warranty costs are reflected in the statement of operations as a cost of products sold. A reconciliation of the changes in the Company’s warranty liability for the six months ending June 30, 2003 follows (in thousands):

Warranty accrual at January 1, 2003	$101

Accruals for warranties issued during the period	118

Settlements made in kind during the period	(23)

Warranty accrual at June 30, 2003	$196

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss per share, basic and diluted:
Net loss	$(3,622)	$(7,038)	$(7,919)	$(14,110)

Weighted average shares outstanding	20,488	20,227	20,446	20,185
Less: Weighted average shares subject to repurchase	4	47	5	82
Weighted average shares used in computing basic and diluted net loss per share	20,484	20,180	20,441	20,103

The following outstanding options, common stock subject to repurchase and warrants were excluded from the computation of diluted net loss per share as they would have an antidilutive effect:

	June 30,
	2003	2002
	(in thousands)

Options to purchase common stock	2,544	3,134
Common stock subject to repurchase	3	30
Warrants	22	32

Accounting for Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure an amendment of SFAS No.123”. The following provides a reconciliation of net loss and net loss per share to proforma net loss and proforma net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to all employee awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss - as reported	$(3,622)	$(7,038)	$(7,919)	$(14,110)

Add: stock-based compensation included in reported net loss	237	374	500	753

Deduct : total stock-based employee compensation determined under fair value based method for all awards	(342)	(552)	(650)	(1,183)

Net loss - proforma	$(3,727)	$(7,216)	$(8,069)	$(14,540)

Net loss per share, basic and diluted - as reported	$(0.18)	$(0.35)	$(0.39)	$(0.70)

Net loss per share, basic and diluted - proforma	$(0.18)	$(0.36)	$(0.39)	$(0.72)

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

Note 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company does not expect the adoption of  SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective beginning second quarter of fiscal 2004.  The Company does not expect the adoption of  SFAS No. 150 to have a material impact on its consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and have not changed materially since that date.

Overview

Aerogen, Inc. (“Aerogen” the “Company” or “we”) was incorporated in November 1991.  We are a specialty pharmaceutical company focusing on respiratory therapy in the acute care setting.  Our core technology is our proprietary OnQ™ Aerosol Generator.  Using our technology, we are developing respiratory products for marketing by us, and products in collaboration with, and for marketing by, pharmaceutical and biotechnology companies for both respiratory therapy and for the delivery of drugs through the lungs to the bloodstream.

In 2002, Aerogen, Inc. generated significant revenues from our planned principal operations and hence we exited the development stage.  However, we will continue to devote substantial efforts to the development of current and future products.  We currently market nebulizer products which include the Aeroneb® Portable Nebulizer System (Aeroneb) and the Aeroneb® Professional Nebulizer System (Aeroneb Pro).  We have an accumulated deficit of approximately $100 million as of June 30, 2003.  The continued existence of the Company is dependent on the Company’s ability to obtain adequate funding and eventually establish profitable operations.

As of June 30, 2003, we had $1.7 million in cash and cash equivalents. During the first six months of 2003, our cash expenditures, net of cash receipts, have been approximately $1.2 million per month.  As a result of our continued losses and current cash resources, we will need to raise additional funds through public or private financings, sale of certain of our assets collaborative relationships or other arrangements within the next few weeks in order to continue as a going concern.  Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these.  We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates.  We are pursuing efforts to raise such additional funds; however, if we are not successful, we may have to curtail significantly, or cease entirely, our operations, and/or seek bankruptcy protection.

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

Results of Operations

Revenues

Total revenues for the three months ended June 30, 2003 were $1.1 million, compared with $0.2 million for the same period of 2002.  Total revenues for the six months ended June 30, 2003 were $2.7 million, compared with $0.3 million for the same period of 2002.  Total revenues include revenues from product sales, research and development activities for unrelated third parties, and royalties associated with the licensing of our technology for use outside the medical field.

Product sales for the three months ended June 30, 2003 were $1.0 million, compared with $0.1 million for the same period of 2002.  Product sales for the six months ended June 30, 2003 were $2.3 million compared with $0.1 million for the same period of 2002.  The increase in product sales was significantly influenced by the launch of our second product, the Aeroneb Pro in June 2002.

Research and development revenues for the three months ended June 30, 2003 were none compared with $8,000 for the same period of 2002.  Research and development revenues for the six months ended June 30, 2003 were $165,000 compared with $34,000 for the same period of 2002.  The increase for the six months ended June 30, 2003 resulted from product development activities performed under partner agreements signed in late 2002.  Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.  Based on agreements we currently have in place, we expect research and development revenues for 2003 to be lower than those for 2002.

Royalty revenues were $125,000 and $62,000, for the three month periods ended June 30, 2003 and 2002, respectively.  Royalty revenues for the six months ended June 30, 2003 were $250,000 compared with $125,000 for the same period of 2002.  These royalties represent a minimum royalty obligation associated with licensing our aerosol generator technology to a consumer product company for use in the fields of air freshener and insect repellants.  The increase from the three months and six months ended June 30, 2003 was due to an increase in the minimum royalty payable under the agreement with the consumer product company.  The first product covered by the agreement was launched in one country outside of the United States in January of 2003.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2003 and 2002 was $0.6 million and  $0.2 million, respectively.  Cost of products sold for the six months ended June 30, 2003 was $1.4 million compared with $0.5 million for the same period of 2002.  During the fourth quarter of 2002 and the first six months of 2003, yield improvements in our manufacturing processes resulted in lower costs per unit and improvements in cost of products sold as a percent of product sales.  As Aeroneb Pro volumes increase and the manufacturing processes mature, we anticipate further improvements to the cost of products sold as a percent of product sales.

For the six months ended June 30, 2002, cost of products sold included costs associated with the start-up of manufacturing production in our facility in Mountain View, California.  Additionally, in April 2002, we implemented a price reduction on the Aeroneb to enhance our competitive position in the home nebulizer market.  For the three months ending June 30, 2002, the cost of products sold and manufacturing start-up costs primarily represented charges to reduce inventories to estimated market value and accrue future losses on then current purchase commitments as a result of the reduced selling price of that product.

Research and Development Expenses

Research and development expenses include our own research and development projects, as well as the costs related to research and development activities for our partners.  Research and development expenses for partner activities approximate our revenues from those partners.  Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses and the expenses associated with the development of manufacturing processes, all including related overhead.  Research and development spending may increase significantly over the next several years as we undertake new clinical trials and expand our research and development activities to support our products and those which we develop in our collaborations.  Future research and development and clinical expenditures cannot be predicted reliably, as they depend, in part, upon our success in expanding existing collaborations, entering into new partnering agreements, potential changes in our partners’ priorities, and the level of internally funded research and development efforts.

Research and development expenses for the three months ended June 30, 2003 were $3.0 million, compared with $4.9 million for the same period of 2002.  The decrease in research and development expenses of $1.9 million for the three months ended June 30, 2003, as compared with the same period of 2002, was primarily due to reduced payroll and related expenses of $1.0 million associated with reductions in force in 2002 and early 2003; reduced expenses for professional services, materials and machining services for the development of the clinical version of our Aerodose® inhaled insulin product and clinical trials of $0.5 million; reduced expenses for professional and machining services associated with our development of clinical devices for respiratory products of $0.1 million; reduced expenses for professional services, machining services, and materials for several other programs totaling $0.2 million; and reduced facility related expenses of $0.1 million due to dual facilities in early 2002.

Research and development expenses for the six months ended June 30, 2003 were $6.2 million, compared with $10.0 million for the same period of 2002.  The decrease in research and development expenses of $3.8 million for the three months ended June 30, 2003, as compared with the same period of 2002, was primarily due to reduced payroll and related expenses of $2.1 million associated with reductions in force in 2002 and early 2003; reduced expenses for professional services, materials and machining services for the development of the clinical version of our Aerodose inhaled insulin product and clinical trials of $0.8 million; reduced expenses for professional and machining services associated with our development of clinical devices for respiratory products of $0.3 million; reduced expenses for professional services, machining services, and materials for several other programs totaling $0.5 million; and reduced facility related expenses of $0.1 million due to dual facilities in early 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2003 were $1.5 million, compared with $2.2 million for the same period of 2002.  The decrease for the three months ended June 30, 2003 of $0.7 million compared with the same period of 2002 was primarily due to decreases in payroll and related expenses of $0.4 million associated with reductions in force in 2002 and early 2003; deferred stock based compensation of $0.1 million; expenses for professional services associated with marketing our Aeroneb products of $0.1 million; and other expenses of $0.2 million, partially offset by an increase in outside legal expenses of $0.1 million.

Selling, general and administrative expenses for the six months ended June 30, 2003 were $3.4 million, compared with $4.3 million for the same period of 2002.  The decrease for the six months ended June 30, 2003 of $0.9 million compared with the same period of 2002 was primarily due to decreases in payroll and related expenses of $0.7 million associated with reductions in force in 2002 and early 2003; deferred stock based compensation of $0.1 million; expenses for professional services associated with marketing our Aeroneb products of $0.1 million; travel expenses of $0.1 million; and other expenses of $0.1 million, partially offset by an increase in outside legal expenses of $0.2 million.

Interest and Other Income, Net

Interest and other income, net for the three months ended June 30, 2003 was $0.3 million compared with $0.1 million for the same period of 2002.  Interest income for the three months ended June 30, 2003 was $14,000 compared with $0.1 million for the same period of 2002.  The decrease in interest income was primarily due to lower average cash, cash equivalents and investment balances resulting from cash used in operations and capital expenditures and, to a lesser extent, to lower interest rates.  Other income and expense, comprised primarily of foreign currency translation gains was $0.3 million for the three months ended June 30, 2003 compared with none for the same period of 2002.

Interest and other income, net for the six months ended June 30, 2003 was $0.4 million compared with $0.3 million for the same period of 2002.  Interest income for the six months ended June 30, 2003 was $52,000 compared with $0.3 million for the same period of 2002.  The decrease in interest income was primarily due to lower average cash, cash equivalents and investment balances resulting from cash used in operations and capital expenditures and, to a lesser extent, to lower interest rates.  Other income and expense, primarily consisting of currency translation gains, was $0.4 million for the six months ended June 30, 2003 compared with $5,000 for the same period of 2002.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through equity financings, product sales, research and development revenues and the interest earned on these funds.  We have received approximately $98.5 million aggregate net proceeds from sales of our common and preferred stock through June 30, 2003, including approximately $44.5 million of net proceeds from our initial public offering (“IPO”).

As of June 30, 2003, we had cash and cash equivalents of approximately $1.7 million.  Net cash used in operating activities during the six months ended June 30, 2003 was $6.5 million resulting primarily from the net loss for the period of $7.9 million; decreases in accounts receivable of $0.3 million; decreases in prepaid expenses and other current assets of $0.3 million; and net decreased accounts payable and accrued liabilities of $0.4 million.  These uses were partially offset by non-cash related charges of approximately $0.6 million in depreciation and amortization; $0.5 million in amortization of deferred stock-based compensation; and deferred rent of $0.1 million.  Net cash used in operating activities for the six months ended June 30, 2002 was $13.6 million, resulting primarily from the net loss for the period of $14.1 million and decreased accounts payable and accrued liabilities of $2.2 million, partially reduced by non-cash related charges of approximately $1.8 million and a reduction in prepaid expenses of $0.5 million.

Net cash provided by investing activities was $5.4 million for the six months ended June 30, 2003, consisting primarily of proceeds from maturing available-for-sale securities of $5.6 million, partially offset by $0.2 million of property and equipment acquisitions associated with process improvements.  Net cash provided by investing activities was $14.8 million for the six months ended June 30, 2002, consisting primarily of $18.3 million from proceeds from maturities of available-for-sale securities, net of purchases, partially offset by the acquisition of $3.5 million of leasehold improvements and equipment.

Net cash provided by financing activities for the six months ending June 30, 2003 was $0.1 million as repayment of notes receivable from stockholders provided $65,000 and proceeds from issuance of common stock provided $23,000.  For the six months ending June 30, 2002, financing activities provided $0.5 million; repayment of notes receivable from stockholders provided $0.3 million and net proceeds from issuance of common stock provided $0.2 million.

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

We need to raise additional funds through public or private financings, sale of certain of our assets, collaborative relationships or other arrangements within the next few weeks in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We may also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, we will have to significantly curtail, or cease entirely, our operations and/or seek bankruptcy protection.  Even if we are successful at raising funds to continue our operations, our cash requirements may increase in the future because of our research and development efforts, including clinical trials, capital expenditures and the manufacture and marketing of our products.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company does not expect the adoption of  SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective beginning second quarter of fiscal 2004.  The Company does not expect the adoption of  SFAS No. 150 to have a material impact on its consolidated financial statements.

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

We need additional capital. If we cannot secure additional funding on acceptable terms within the next few weeks, we may not be able to continue as a going concern.

As of June 30, 2003, we had $1.7 million in cash and cash equivalents. During the first six months of 2003, our net expenditures have been approximately $1.2 million per month. We need to raise additional funds through public or private financings, sale of certain of our assets, collaborative relationships or other arrangements within the next few weeks in order to continue as a going concern. We cannot be certain that such additional funding will be available on terms attractive to us, or at all. Furthermore, additional equity or debt financing may involve substantial dilution to our existing stockholders, restrictive covenants or high interest rates. Collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to either certain of our products or technologies or desirable marketing territories, or all of these. We may also explore other potential options, such as a merger or sale.  If our efforts are unsuccessful, we will have to significantly curtail, or cease entirely, our operations and/or seek bankruptcy protection.  Even if we are successful at raising funds to continue our operations, our cash requirements may increase in the future because of our research and development efforts, including clinical trials, capital expenditures and the manufacture and marketing of our products.

We have a history of losses, anticipate future losses and may never achieve or maintain profitability.

We have never been profitable.  Through June 30, 2003, we have incurred an accumulated deficit of approximately $100 million.  We expect to continue to incur substantial losses over at least the next several years as we:

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

To achieve and sustain profitability, we must, alone or with others, develop, obtain regulatory approval for, manufacture, market and sell products. We cannot  be sure that we will generate sufficient product revenues, royalties or research and development revenues to become profitable or to sustain profitability.

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

•                                          allocation of our resources, particularly when they are limited; and

•                                          the costs and expenses relating to any litigation.

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

Our common stock is currently listed on the Nasdaq SmallCap Market and, since July 1, 2002, has had a closing bid price of less than $1.00 per share on all but three days.  Nasdaq rules do not permit listed companies to maintain closing bid prices below $1.00 per share for more than 30 consecutive trading days.  Nasdaq has granted us a grace period until November 3, 2003 to regain compliance with this requirement.

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

Many of our products are in the research or development stages.  Before we can begin to commercialize our new products, we will need to invest in substantial additional activities, generally including the conduct of clinical trials.  To further develop our products, we will need to obtain additional funds and address engineering and design issues, including ensuring that our products deliver a consistent and predictable amount of drug to the lung and that they can be manufactured successfully. We cannot assure that:

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

If clinical trials of our drug products are not successful, drug products using our inhalers or nebulizers may not be commercialized.

Before either we or our partners can file for regulatory approval for the commercial sale of combination products using our inhalers or our nebulizers, the United Stated Food and Drug Administration (“FDA”), and other governmental agencies in other countries will require extensive clinical trials to demonstrate product safety and efficacy.  We are developing drug/inhaler and drug/nebulizer combinations, each of which will require clinical testing.  To date, we have completed limited clinical trials using prototype inhalers and nebulizers.  If we do not successfully complete appropriate clinical trials, we will not be able to commercialize our products.  The results of initial clinical trials do not necessarily predict the results of more extensive clinical trials.  Furthermore, we cannot be certain that clinical trials of our products will demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals.  Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

We have limited experience manufacturing our technology. We depend on key suppliers and contract manufacturers, and their failure to supply us may delay or prevent commercialization of our products.

We have built our own manufacturing capabilities to produce key components of our products.  We have manufactured only limited quantities of our first two products, and limited clinical supplies of other products.  We currently produce all of our aerosol generators for our products, partnered or not.  We plan to use contract manufacturers to produce certain other key components and subassemblies of our products.  We may assemble some or all of our products ourselves, or we may use contract manufacturers for the final assembly of some or all of our products.  We do not have long-term supply contracts with most of our key suppliers or contract manufacturers.  In addition, most of them are currently our sole source of supply.  We may not be able to enter into, or maintain, satisfactory contracts or arrangements.  In addition, manufacturing of our products could be delayed by supply problems at our suppliers or contract manufacturers.  If we need to qualify a new supplier or redesign the product, there could be significant delay, and a regulatory filing could be required before we could use the new supplier to provide material for our products.  There can be no assurance that we, or our contract manufacturers, can successfully manufacture in high volumes in a timely manner, at an acceptable cost, or at all.  We cannot assure that:

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

We also are required to comply with ISO 9001/EN46001 in order to produce products for sale in the European Union. ISO, the International Organization for Standardization, is a worldwide federation of national standards bodies. ISO has developed the ISO 9000 family of standards to assist companies in implementing and operating quality management systems. ISO 9001/EN46001 provides the requirements for a quality management system that a company must meet in order for our products to satisfy applicable regulatory requirements.  In May of 2003, the Mountain View facility successfully obtained certification to ISO 13485.  We registered with the FDA an additional manufacturing site in Galway, Ireland, in April 2003.

If we fail to maintain our compliance with QSR requirements, ISO 9001/EN46001, ISO 13485 or other international regulatory requirements, we may be required to cease all or part of our operations until we comply with the regulations.  We cannot be certain that our facilities will be found to comply on an ongoing basis with QSR, ISO or other international regulatory requirements.

The State of California requires that we maintain a license to manufacture medical devices at our Mountain View facility, and our facilities and manufacturing processes may be inspected from time to time to monitor compliance with the applicable regulations.  We are subject to licensing requirements and periodic inspections by the California Department of Health Services, the County of Santa Clara and various environmental agencies.  If we are unable to maintain a license following any future inspections, we will be unable to manufacture or ship any products.

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

We have in the past and may become in the future subject to patent litigation, which has been and may be costly to defend and could invalidate our patents.

The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have used intellectual property litigation to gain a competitive advantage.  We cannot assure that we will not become subject to, whether within or outside of the United States,  patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, (the “USPTO”), to determine the priority of inventions. In 1999, we settled a patent interference with United States Patent No. 5,261,601, assigned to Bespak.  The settlement provided for a cross-license between us and Bespak, as a result of which Bespak has a license to certain of our technology, including the right to sublicense. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in United States Patent No. 5,261,601. Additionally, in April 2003, we received notice that a German patent infringement suit had been filed by PARI GmbH in the regional court in Munich, Germany alleging that Aerogen’s Aeroneb Pro product infringes the patent in question.  While the suit has not yet been formally initiated by the German regional court, we believe that it is without merit and intends to vigorously defend against all allegations in the suit.  In May 2003, we filed an action in the German patent office requesting that the patent in question be rendered null and void.

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

As of June 30, 2003, our executive officers, directors and entities affiliated with our directors beneficially own, in the aggregate, approximately 28% of the outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could have the effect of delaying or preventing a change of control of the Company, and will make some transactions difficult or impossible without the support of these stockholders.

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

Foreign Currency Exchange Rate Risk

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based upon their evaluation as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were sufficiently effective to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Controls over Financial Reporting.  In addition, we reviewed our internal controls, and there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control systems will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part II.          Other Information

Item 1.           Legal Proceedings

In April 2003, we received notice that a German patent infringement suit had been filed by PARI GmbH in the regional court in Munich, Germany alleging that Aerogen’s Aeroneb Pro product infringes the patent in question.  While the suit has not yet been formally initiated by the German regional court, we believe that it is without merit and intends to vigorously defend against all allegations in the suit.  In May 2003, we filed an action in the German patent office requesting that the patent in question be rendered null and void.

Item 2.           Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

Exhibits.

Exhibit Number	Description of Document
3.2(1)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4(2)	Amended and Restated Bylaws of Aerogen, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)

(1)                                  Incorporated by reference from the exhibit with corresponding number from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 13, 2002.

(2)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-44470), filed August 25, 2000.

(a)                      Reports on Form 8-K.

During the quarter ended June 30, 2003, we filed on April 28, 2003 a Current Report on Form 8-K concerning our press release announcing our financial results for the quarter ended March 31, 2003.

Additionally, on July 31, 2003, we filed a Current Report on Form 8-K concerning our press release announcing our financial results for the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerogen, Inc. (Registrant)

Dated: August 14, 2003	By:	/s/ JANE E. SHAW
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: August 14, 2003	By:	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

Exhibit Index

Exhibit No.
3.2(1)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4(2)	Amended and Restated Bylaws of Aerogen, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. § 1350)

(1)                                  Incorporated by reference from the exhibit with corresponding number from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed August 13, 2002.

(2)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-44470), filed August 25, 2000.