Form 10-K/A
period 2003-12-31
AEROGEN INC
filed 2004-05-10
CIK 1039160

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

Commission file number 0-31913

AEROGEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0488580 (I.R.S. Employer Identification No.)
2071 Stierlin Court, Suite 100 Mountain View, CA (Address of principal executive offices)	94043 (Zip Code)
Registrant's telephone number, including area code: (650) 864-7300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2003, as reported on Nasdaq SmallCap Market was approximately $7,357,041. Excludes shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

        The number of shares of the registrant's Common Stock outstanding on March 26, 2004 was 4,780,195.

EXPLANATORY NOTE

        We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 14, 2004, solely for the purpose of filing Exhibit 10.12.1 and Exhibit 10.12.2. This amendment only changes the Annual Report by adding Exhibits 10.12.1 and 10.12.2; no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 10th day of May, 2004.

AEROGEN, INC.
By:	/s/ JANE E. SHAW, Ph.D. Jane E. Shaw, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JANE E. SHAW Jane E. Shaw	Chairman and Chief Executive Officer (Principal Executive Officer)	May 10, 2004
* Phyllis I. Gardner	Director	May 10, 2004
* Thomas R. Baruch	Director	May 10, 2004
* Yehuda Ivri	Director	May 10, 2004
* Jean-Jacques Bienaimé	Director	May 10, 2004
* Philip M. Young	Director	May 10, 2004
* Bernard Collins	Director	May 10, 2004
/s/ ROBERT S. BREUIL Robert S. Breuil	Chief Financial Officer and Vice President Development (Principal Financial and Accounting Officer)	May 10, 2004
* By:	/s/ JANE E. SHAW JANE E. SHAW ATTORNEY-IN-FACT

2

INDEX TO EXHIBIT

No.	Note	Description of Exhibit Document
3.2	(7)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)	Amended and Restated Bylaws of Aerogen, Inc.
3.5	(6)	Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.1	(1)
		Fourth Amended & Restated Information and Registration Rights Agreement dated July 7, 2000 between Aerogen, Inc. and holders of Aerogen, Inc. Series A, Series B, Series C, Series D, Series E, and Series F preferred stock and holders of warrants to purchase Aerogen, Inc. common stock or Series C preferred stock
4.2	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(9)	Loan and Securities Purchase, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. ("SF Capital").
4.5	(9)	Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.6	(8)	Debenture dated as of November 3, 2003, issued by the Company to SF Capital
4.7	(8)	Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.8	(10)	Amendment to Secured Convertible Debenture, dated January 7, 2004, by and between the Company and SF Capital
4.9	(10)	Amendment No. 2 to Secured Convertible Debenture and Consent, dated as of January 20, 2004, by and between the Company and SF Capital
4.10	(10)	Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the "Trust")
4.11	(10)	Debenture, dated as of January 23, 2004, issued by the Company in favor of the Trust.
4.12	(10)	Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(10)	Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust
4.14	(11)	Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(11)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(11)	Form of Warrant
4.17	(11)	Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(11)	Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement

4.19	(11)	Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
4.20	(11)	Amendment to Secured Convertible Debentures, dated as of March 1, 2004, by and between the Company and SF Capital
4.21	(11)	Amendment No. 1 to Secured Convertible Debenture and Consent, dated as of March 1, 2004, by and between the Company and the Carpenter Trust
4.22	(11)	Secured Debenture, dated March 12, 2004, issued by the Company to SF Capital
4.23	(11)	Amendment No. 1 to Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
4.24	(11)	Amendment No. 1 to IP Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
10.1	(1)	Form of Indemnity Agreement
10.2	(3)	Amended and Restated 1994 Stock Option Plan
10.4	(2)	2000 Equity Incentive Plan
10.5	(2)	2000 Non-Employee Directors' Stock Option Plan
10.6	(2)	2000 Employee Stock Purchase Plan
10.10	(2)	Amended and Restated 1996 Stock Option Plan
10.11	(4)	Aerogen, Inc. Restated Executive Severance Benefit Plan
10.12	(5)	Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(13)	Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(13)	Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(8)*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America, Inc.
21.1	(12)	Subsidiaries of Aerogen, Inc.
23.1	(12)	Consent of independent accountants
31.1	(13)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	(13)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	(12)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10)
Incorporated by reference to the Company's Current Report on Form 8-K filed on February 5, 2004.

(11)
Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 2004.

(12)
Previously filed with the Company's Form 10-K for the year ended December 31, 2003.

(13)
Filed herewith.

*
Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

QuickLinks

SIGNATURES
INDEX TO EXHIBIT