Form 10-Q/A
period 2003-09-30
AEROGEN INC
filed 2004-08-09
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-31913

AEROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0488580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

2071 Stierlin Court, Suite 100 Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (650) 864-7300

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 as an exhibit-only filing in connection with the resolution of a confidential treatment request made to the Securities and Exchange Commission. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the original Form 10-Q, or otherwise modify or update any of the information contained therein.

We are refiling Exhibit 10.17, Distribution and Supply Agreement, dated as of September 30, 2003, between Aerogen, Inc. and Medical Industries America, Inc.  Confidential treatment has been requested for certain portions of Exhibit 10.17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROGEN, INC.

Dated: August 5, 2004	By:	/s/ Jane E. Shaw, Ph.D.
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: August 5, 2004	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.

Exhibit Number	Description of Document

3.2(1)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.

3.2.1(5)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.

3.4(2)	Amended and Restated Bylaws of Aerogen, Inc.

4.1(3)	Debenture dated as of September 9, 2003, issued by the Company to SF Capital.

4.2(4)	Warrant dated as of September 9, 2003, issued by the Company to SF Capital.

4.3(5)	Debenture dated as of November 3, 2003, issued by the Company to SF Capital.

4.4(5)	Warrant dated as of November 3, 2003, issued by the Company to SF Capital.

10.17(6)	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America, Inc.

31.1(5)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(5)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 to Title 18 of the United States Code (18 U.S.C. 1350).

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

(2)                                  Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 333-44470), filed August 25, 2000.

(3)                                  Incorporated by reference to Exhibit 10.15 of the Company’s Report on Form 8-K filed on October 7, 2003.

(4)                                  Incorporated by reference to Exhibit 10.16 of the Company’s Report on Form 8-K filed on October 7, 2003.

(5)                                  Previously filed.

(6)                                  Confidential treatment has been requested for portions of this exhibit.