Form 10-Q/A
period 2004-03-31
AEROGEN INC
filed 2004-08-09
CIK 1039160

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 as an exhibit-only filing in connection with the resolution of a confidential treatment request made to the Securities and Exchange Commission. This Amendment No. 1 on Form 10-Q/A does not reflect any events occurring after the date of filing of the original Form 10-Q, or otherwise modify or update any of the information contained therein.

We are filing Exhibit 10.18, First Amendment to Distribution and Supply Agreement, dated as of January 30, 2004, between Aerogen, Inc. and Medical Industries America, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROGEN, INC.

Dated: August 6, 2004	By:	/s/ Jane E. Shaw, Ph.D.
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: August 6, 2004	By:	/s/ Robert S. Breuil
Robert S. Breuil
Chief Financial Officer

INDEX TO EXHIBIT

Exhibit No.

No.	Note	Description of Exhibit Document
3.2	(7)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)	Amended and Restated Bylaws of Aerogen, Inc.
3.5	(6)	Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.2	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(9)	Loan and Securities Purchase, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. (“SF Capital”).
4.5	(9)	Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.6	(8)	Debenture dated as of November 3, 2003, issued by the Company to SF Capital
4.7	(8)	Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.8	(10)	Amendment to Secured Convertible Debenture, dated January 7, 2004, by and between the Company and SF Capital
4.9	(10)	Amendment No. 2 to Secured Convertible Debenture and Consent, dated as of January 20, 2004, by and between the Company and SF Capital
4.10	(10)	Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the “Trust”)
4.11	(10)	Debenture, dated as of January 23, 2004, issued by the Company in favor of the Trust.
4.12	(10)	Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(10)	Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust
4.14	(11)	Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(11)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(11)	Form of Warrant
4.17	(11)	Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(11)	Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement
4.19	(11)	Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
4.20	(11)	Amendment to Secured Convertible Debentures, dated as of March 1, 2004, by and between the Company and SF Capital
4.21	(11)	Amendment No. 1 to Secured Convertible Debenture and Consent, dated as of March 1, 2004, by and between the Company and the Carpenter Trust
4.22	(11)	Secured Debenture, dated March 12, 2004, issued by the Company to SF Capital
4.23	(11)	Amendment No. 1 to Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
4.24	(11)	Amendment No. 1 to IP Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
10.12	(5)	Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(12)	Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(12)	Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.

10.17	(8)*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America Inc.
10.18		First Amendment to Distribution and supply agreement, dated January 30, 2004, between the Company and Medical Industries America Inc.
31.1	(13)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	(13)	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.3		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.4		Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	(13)

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

(13)                            Previously filed.

*                      Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission.