Form 10-Q
period 2004-06-30
AEROGEN INC
filed 2004-08-17
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, there were 4,784,506 shares of the Registrant’s Common Stock, par value $0.001, outstanding.

Aerogen, Inc.

Form 10-Q

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,821	$762
Accounts receivable	972	445
Inventories, net	569	301
Prepaid expenses and other current assets	721	428
Total current assets	27,083	1,936

Property and equipment, net	2,954	3,901
Goodwill and other intangible assets, net	1,858	1,931
Restricted cash	—	1,200
Other assets	583	608
Total assets	$32,478	$9,576

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554	$937
Deferred revenue, current	961	500
Convertible debentures, net	—	1,486
Accrued liabilities	1,347	1,194
Total current liabilities	2,862	4,117

Deferred rent	174	1,658
Deferred revenue, non-current	2,002	1,875
Other long-term liabilities	236	246
Total liabilities	5,274	7,896

Convertible preferred stock
Convertible preferred stock, par value $0.001:
Authorized: 5,000 shares; issued and outstanding:
1,142 shares at June 30, 2004 and no shares at December 31, 2003	12,573	—

Stockholders’ equity:
Common stock, par value $0.001:
Authorized: 95,000 shares; issued and outstanding:
4,785 shares at June 30, 2004 and 4,396 shares at December 31, 2003	5	4
Additional paid-in capital	131,694	110,991
Notes receivable from stockholders	(286)	(280)
Deferred stock-based compensation, net	(48)	(264)
Accumulated other comprehensive income	886	700
Accumulated deficit	(117,620)	(109,471)
Total stockholders’ equity	14,631	1,680
Total liabilities, convertible preferred stock and stockholders’ equity	$32,478	$9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Product sales	$1,251	$989	$2,100	$2,267
Research and development	—	—	—	165
Royalty and other	444	125	694	250
Total revenues	1,695	1,114	2,794	2,682

Costs and expenses:
Cost of products sold	1,257	611	1,994	1,445
Research and development	2,859	3,015	4,792	6,220
Selling, general and administrative	1,324	1,450	3,329	3,354
Total costs and expenses	5,440	5,076	10,115	11,019

Loss from operations	(3,745)	(3,962)	(7,321)	(8,337)

Interest income (expense), net	25	14	(535)	52
Other income (expense), net	(74)	326	(293)	366

Net loss	(3,794)	(3,622)	(8,149)	(7,919)

Dividends related to convertible preferred stock	(4,881)	—	(12,812)	—

Net loss attributable to common stockholders	$(8,675)	$(3,622)	$(20,961)	$(7,919)

Net loss per share, basic and diluted	$(1.81)	$(0.88)	$(4.54)	$(1.94)
Weighted - average shares used in computing net loss per share, basic and diluted	4,783	4,097	4,620	4,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net loss	$(8,149)	$(7,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	645
Changes in inventory reserves	8
Disposal of property and equipment	755	(25)
Accrued interest on notes receivable from stockholders	(6)	(6)
Amortization of notes discount	522	—
Amortization of premium on available for sales securities	6
Amortization of deferred stock-based compensation	215	515
Amortization of discount on convertible notes	—
Changes in operating assets and liabilities:
Accounts receivable	(396)	299
Inventories	(230)	58
Prepaid expenses and other current assets	926	337
Accounts payable	(41)	(213)
Accrued liabilities	(42)	(165)
Deferred rent	(1,484)	123
Deferred revenue	180	(208)
Other	(100)	(3)
Net cash used in operating activities	(7,274)	(6,548)

Cash flows from investing activities:
Acquisition of property and equipment	(141)	(230)
Proceeds from maturities of available-for-sale securities	—	5,599
Net cash provided by (used in) investing activities	(141)	5,369

Cash flows from financing activities:
Proceeds from issuance of common stock	6	23
Proceeds from issuance of preferred stock and warrants, net	30,928	—
Proceeds from issuance of convertible debenture	505	—
Repayment of note receivable from stockholder	—	65
Net cash provided by financing activities	31,439	88

Effect of exchange rate changes on cash	35	(478)

Net increase in cash and cash equivalents	24,059	(1,569)

Cash and cash equivalents at beginning of period	762	3,266

Cash and cash equivalents at end of period	$24,821	$1,697

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt and interest into common stock	$585	$—
Issuance of warrants	$6,886	$—
Beneficial conversion feature of preferred stock	$12,413	$—
Conversion of convertible debt and interest into preferred stock	$1,567	$—
Issuance of stock dividend	$397	$—

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The continued operation of the Company is dependent on our ability to obtain adequate funding and eventually establish profitable operations.  On March 23, 2004, we completed a first closing of a $32.7 million financing for gross proceeds of $15.0 million. The second and final closing was completed on May 12, 2004 providing gross proceeds of $17.7 million.  As of June 30, 2004, Aerogen had cash and cash equivalents of approximately $24.8 million.

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

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2004, or for any other future period.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value.  Inventories are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)

Raw materials	$242	$228
Work-in-process	69	30
Finished goods	258	43
Net inventories	$569	$301

Warranty

The Company offers a warranty of certain products and records a liability for the estimated future costs associated with warranty claims, which is based on historical experience and the Company’s estimated level of future costs. Warranty costs are reflected in the statement of operations as a cost of products sold. A reconciliation of the changes in the Company’s warranty liability for the six months ending June 30, 2004 is as follows (in thousands):

	Six Months Ended June 30
	2004	2003

Warranty accrual at January 1	$138	$101

Accruals for warranties issued during the period	45	118

Settlements made in kind during the period	(62)	(23)

Warranty accrual at June 30	$121	$196

Other Comprehensive Income

Other comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  Foreign currency translation gains and losses represent the only components of comprehensive income that are excluded from the Company’s net loss.

	Six Months Ended June 30
	2004	2003

Other comprehensive income at January 1	$700	$233

Impact of currency translation on consolidated balance sheet	186	467

Other comprehensive income at June 30	$886	$700

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of vested shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive shares, including options, convertible debentures, convertible preferred stock and warrants.  Options, convertible debentures, convertible preferred stock and warrants are not included in the diluted net loss per share calculations for periods in which the effect would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)

Net loss attributable to common stockholders	$(8,675)	$(3,622)	$(20,961)	$(7,919)

Weighted-average common shares outstanding	4,783	4,098	4,620	4,089
Less weighted-average shares subject to repurchase	—	1	—	1
Weighted-average shares used in computing basic and diluted net loss per common share	4,783	4,097	4,620	4,088

The following outstanding options, warrants, convertible debentures and convertible preferred stock were excluded from the computation of diluted net loss per share as they all had an antidilutive effect:

	June 30,
	2004	2003
	(in thousands)

Options to purchase common stock	3,863	509
Warrants	11,772	4
Convertible preferred stock	11,421	—

Accounting for Stock-based Compensation

The Company accounts for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure requirements of Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure an amendment of FASB Statement No.123.” The following provides a reconciliation of net loss and net loss per common share to pro forma net loss and pro forma net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to all employee awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss - as reported	$(8,675)	$(3,622)	$(20,961)	$(7,919)

Add: stock-based compensation included in reported net loss	99	237	215	500

Deduct : total stock-based employee compensation determined under fair value based method for all awards	(145)	(342)	(320)	(650)

Net loss - proforma	$(8,721)	$(3,727)	$(21,066)	$(8,069)

Net loss per share, basic and diluted - as reported	$(1.81)	$(0.18)	$(4.54)	$(0.39)

Net loss per share, basic and diluted - pro forma	$(1.82)	$(0.18)	$(4.56)	$(0.39)

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

Lease Amendments

In March 2004, the Company negotiated a lease amendment with its landlord. Under the terms of the amended lease, Aerogen has relocated to the first floor of its two-story building in Mountain View, CA, and now occupies roughly 32,000 square feet, which is about one half of the building area that the Company had occupied. Under the terms of the lease, Aerogen made aggregate payments during the quarter ended June 30, 2004 totaling $1,625,000 which comprises $75,000 for a new security deposit, $414,000 in past due rent, and $1,136,000 in rent reduction fees, of which $900,000 was funded by relinquishment to the landlord of cash underlying the Company’s standby letter of credit. The Company is required to fund up to $140,000 in building access improvements, which are currently under construction.  We estimate that the entire $140,000 allowance for building improvements will be spent in 2004.  In addition, the Company issued 50,000 shares of common stock to the landlord. The excess of the value paid to the landlord, including cash and stock, over the amounts due, will be amortized as rent expense over the remaining term of the lease.  The term of the lease has been shortened and now terminates in February 2009 rather than February 2012.

The aggregate minimum rental and estimated maintenance commitments for the reduced term of the lease are:

Years Ending December 31,
(in thousands)

2004	$706
2005	867
2006	1,028
2007	1,102
2008	1,152
2009	193

Total minimum payments	$5,048

Financing Events

In January 2004, the Company entered into a loan and securities purchase agreement pursuant to which a convertible debenture (the “Carpenter Debenture”) and a warrant (the “Carpenter Warrant”) were issued to the Carpenter 1983 Family Trust UA (“the Carpenter Trust”), the trustees of which are Aerogen’s Chairman and Chief Executive Officer, Dr. Jane Shaw and her husband Peter Carpenter. The Company received approximately $505,000 in gross proceeds in exchange for the Carpenter Debenture and the Carpenter Warrant. The Carpenter Debenture was convertible into 164,258 shares of common stock at a conversion price of $3.044 per share. The Carpenter Warrant is exercisable for 82,129 shares of common stock at an exercise price of $3.044 per share, and expires in January 2008.  The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded on the Debenture of $263,694.  The Carpenter Warrant was assigned an initial value of $154,297, estimated using the Black-Scholes valuation model, and has been classified as equity.  The following assumptions were used to determine the fair value of the Carpenter Warrant using the Black-Scholes valuation model: term of four years, risk free rate of 3.25%, volatility of 100%, and a dividend yield of zero.  The initial values assigned to both the Carpenter Debenture and the Carpenter Warrant were allocated based on their relative fair values.  The discount on the Carpenter Debenture for the beneficial conversion feature and Carpenter Warrant were amortized, using the effective interest method, to interest expense over the original term of the Carpenter Debenture, which had been scheduled to mature on March 1, 2004.

The issuance of the Carpenter Debenture triggered a conversion price and exercise price adjustment on the November 3, 2003 debenture and warrant issued to SF Capital Partners, Ltd. (“SF Capital”).  As a result, the conversion price and exercise price of the November 2003 SF Capital debenture and warrant, respectively, were reduced to $3.044 per share.

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

On March 12, 2004, SF Capital provided a $300,000 secured bridge loan to support the Company’s operations.  This secured bridge loan was fully repaid on March 25, 2004.

On March 23, 2004, the Company completed the first closing of a $32.7 million equity financing (the “A-1 Financing”). The A-1 Financing occurred in two closings, and involved the sale and issuance of 1,142,094 shares of Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) of the Company that are initially convertible into an aggregate of 11,420,670 shares of common stock of the Company, as well as the issuance of warrants to purchase up to 11,249,390 shares of common stock at an exercise price of $3.25 per share. Under the terms of the A-1 Financing, the Company terminated its Rights Agreement with Mellon Investor Services, LLC on March 19, 2004.

In the first closing, the Company issued 499,981 shares of A-1 Preferred convertible into 4,999,810 shares of common stock, and issued warrants to purchase 4,999,810 shares of common stock, for gross proceeds to the Company of $14,999,430.  The warrants were assigned an initial aggregate value of $6,731,678, estimated using the Black-Scholes valuation model, and have been classified as equity.  As the warrants relate to preferred stock issuance costs, their valuation was recorded as an issuance cost as an offset to Convertible Preferred Stock. The warrants expire in March 2009.  The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: term of five years, risk free rate of 2.78%, volatility of 100%, and a dividend yield of zero.  The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $7,911,870, which was treated as a deemed dividend.

On May 12, 2004, the Company completed the second and final closing of the A-1 Financing. In the second closing, the Company issued 642,113 shares of A-1 Preferred convertible into 6,421,130 shares of common stock, and issued warrants to purchase 6,249,580 shares of common stock, for gross proceeds to the Company of $17,696,430.  The warrants were assigned an initial aggregate value of $7,188,249, estimated using the Black-Scholes valuation model, and have been classified as equity.  As the warrants relate to preferred stock issuance costs, their valuation was recorded as an issuance cost as an offset to Convertible Preferred Stock. The warrants expire in March 2009.  The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: term of five years, risk free rate of 3.13%, volatility of 100%, and a dividend yield of zero.  The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $4,500,911, which was treated as a deemed dividend.

As part of the A-1 Financing, SF Capital and the Carpenter Trust exchanged the outstanding secured convertible debentures previously issued to them for an aggregate of 52,232 shares of A-1 Preferred at the second closing. Under the terms of the A-1 Financing, SF Capital retained both of its warrants originally issued in connection with both of its 2003 debentures, and also received a new warrant to acquire 350,770 shares of common stock at an exercise price of $3.25 per share in connection with its debenture exchange into A-1 Preferred.  The Carpenter Trust retained its warrant originally issued in connection with the Carpenter Debenture, but it did not receive a new warrant in connection with the exchange of the Carpenter Debenture into A-1 Preferred.

Series A-1 Convertible Preferred Stock Preferences

For a complete review of the Series A-1 Convertible Preferred Stock, refer to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders, filed with the SEC on April 19, 2004.  Below is a summary of sections of the terms of the Series A-1 Convertible Preferred Stock.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A-1 Convertible Preferred Stock shall be entitled to receive $30.00 per share (as adjusted for any stock splits, dividends, combinations or other recapitalizations) (the “Series A-1 Stated Value”) plus any unpaid dividends, on a pro rata basis, in preference to any distribution made to the common stock (the “Liquidation Preference”).  Once the Liquidation Preference has been paid in full, any remaining proceeds shall be distributed ratably between the holders of the Series A-1 Convertible Preferred Stock and common stock, with the holders of Series A-1 Convertible Preferred Stock deemed to hold that number of shares of common stock into which the shares of Series A-1 Convertible Preferred Stock are then convertible.  The holders of a majority in interest of the Series A-1 Convertible Preferred Stock, including the Lead Investor (so long as it owns at least 80,000 shares of Series A-1 Convertible Preferred Stock) (the “Requisite Holders”), may elect to treat an acquisition of the Company as a liquidation.

Dividends

Each holder of Series A-1 Convertible Preferred Stock is entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 6% of the Series A-1 Stated Value per share, paid quarterly in arrears on the first day of January, April, July and October in each year (the “Preferred Dividends”).  The Preferred Dividends will be paid, at the Company’s election, out of legally available funds or through the issuance of shares of common stock.

Conversion; Anti-Dilution Protection

The holder of any share or shares of Series A-1 Convertible Preferred Stock shall have the right, at the holder’s option at any time, to convert any such shares of Series A-1 Convertible Preferred Stock into such number of fully paid and nonassessable shares of common stock as is obtained by: (i) multiplying the number of shares of Series A-1 Convertible Preferred Stock to be converted by the Series A-1 Stated Value and adding to such product the amount of any accrued but unpaid dividends with respect to such shares of Series A-1 Convertible Preferred Stock to be converted; and (ii) dividing the result obtained pursuant to clause (i) above by the Series A-1 Conversion Price then in effect.  The “Series A-1 Conversion Price” shall initially be $3.00.

If the Company issues or sells any common stock, or is deemed to have issued or sold common stock by issuing or selling options or other convertible securities, for consideration per share less than the Series A-1 Conversion Price in effect immediately prior to the time of such issue or sale, then the then-existing Series A-1 Conversion Price shall be reduced to the lowest price per share at which any share of common stock was issued or sold or deemed to be issued or sold.  However, the Company shall not be required to make any adjustment of the Series A-1 Conversion Price in the case of the following issuances of shares of common stock from and after March 23, 2004 (each an “Excluded Issuance”): (i) issuances upon the exercise of any options or convertible securities granted, issued and outstanding on March 23, 2004; (ii) issuances upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Corporation in existence on March 23, 2004, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board or a majority of the members of a committee of independent directors established for such purpose; (iii) issuances of securities as consideration for a merger or consolidation with, or purchase of assets from, a non-affiliated third party or in connection with any strategic partnership or joint venture with a non-affiliated third party with which the Company will enter into technology agreements (the primary purpose of any such action is not to raise equity capital); (iv) shares of Common stock issuable upon conversion of Series A-1 Convertible Preferred Stock or as payment-in-kind dividends on the Series A-1 Convertible Preferred Stock; (v) shares of Common stock issued or issuable as a result of any stock split, combination, dividend, distribution, reclassification, exchange or substitution for which an equitable adjustment is provided for; and (vi) shares of Common stock issued (or issuable upon exercise, exchange or conversion of rights, options or warrants outstanding from time to time) which the Requisite Holders expressly elect in writing to treat as an Excluded Issuance.

The conversion of Series A-1 Convertible Preferred Stock into Common stock is limited so that no share may be converted that would cause the holder of such share (or such stockholder’s affiliates) to beneficially own more than 4.99% of the Company’s then-outstanding Common stock, provided that such stockholder may waive the provision upon 61 days’ written notice to the Company.

Voting Rights

The holders of Series A-1 Convertible Preferred Stock are entitled to vote together with the holders of Common stock as a single class.  Each share of Series A-1 Convertible Preferred Stock shall have the number of votes equal to the number of shares of Common stock into which such share of Series A-1 Convertible Preferred Stock is convertible.

As long as at least 200,000 shares of Series A-1 Convertible Preferred Stock are outstanding, the consent of the Requisite Holders shall be required to take or agree to any of the following actions: (1) amend, alter or repeal any of the provisions of the Company’s Amended and Restated Certificate of Incorporation, Bylaws or the Certificate of Designations, or in any way change the preferences, privileges, rights or powers with respect to the Series A-1 Convertible Preferred Stock or reclassify any class of stock, including, without limitation, by way of merger or consolidation; (2) authorize, create, designate, issue or sell any (A) class or series of capital stock (including shares of treasury stock), (B) rights, options, warrants or other securities convertible into or exercisable or exchangeable for capital stock or (C) any debt security which by its terms is convertible into or exchangeable for any capital stock or has any other equity feature or any security that is a combination of debt and equity, which capital stock, in each case, is senior to or pari passu with the Series A-1 Convertible Preferred Stock; (3) increase the number of authorized shares of Series A-1 Convertible Preferred Stock or authorize the issuance of or issue any shares of Series A-1 Convertible Preferred Stock (other than in connection with the payment of Preferred Dividends); (4) increase or decrease the number of authorized shares of any class of capital stock of the Company; (5) agree to any restriction on the Company’s ability to satisfy its obligations hereunder to holders of Series A-1 Convertible Preferred Stock or the Company’s ability to honor the exercise of any rights of the holders of Series A-1 Convertible Preferred Stock; (6) declare or pay any dividend or make any distribution on shares of capital stock of the Company (except with respect to shares of Series A-1 Convertible Preferred Stock), or redeem, purchase or otherwise acquire for value, or set apart money or other property for any mandatory purchase or analogous fund for the redemption, purchase or acquisition of any shares of capital stock of the Company (except with respect to the repurchase of shares of Common stock held by employees, officers or directors of the Company, which has been approved by the Company’s Board of Directors); (7) consummate an acquisition or enter into an agreement with respect to an acquisition; (8) materially change the nature or scope of the business of the Company to a business other than the manufacturing or formulation of devices or drugs for aerosol delivery; (9) consummate or agree to make any sale, transfer, assignment, pledge, lease, license or similar transaction by which the Company grants on an exclusive basis any rights to any of the Company’s intellectual property other than intellectual property relating to the Company’s insulin program or the licensing of any of the Company’s intellectual property to a ventilator manufacturer for incorporation into such manufacturer’s ventilator technology;  (10) create, incur, assume or suffer to exist, any lien, charge or other encumbrance on any of its properties or assets, other than liens of carriers, warehousemen, artisans, bailees, mechanics and materialmen incurred in the ordinary course of business securing sums not overdue; or (11) agree to do any of the foregoing.

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

In the period ended June 30, 2004, we had two nebulizer products on the market. We have an accumulated deficit of approximately $117.6 million as of June 30, 2004.  In 2002, we generated significant revenues from our planned principal operations and thus exited the development stage.  We will, however, continue to devote substantial efforts to the development of current and future products. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the costs associated with the manufacturing and marketing of our products, the expansion of our research and development activities and the general expansion of our business activities. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have primarily been equity financings, convertible debentures, product revenues, research and development revenues, license fees, royalties, and interest earned on investments.

On March 23, 2004, we completed a first closing of a $32.7 million financing for gross proceeds of $15.0 million. The second and final closing for gross proceeds of $17.7 million was completed on May 12, 2004.  As of June 30, 2004, we had $24.8 million in cash and cash equivalents.

Results of Operations

Revenues

Total revenues for the three months ended June 30, 2004 were $1.7 million, compared with $1.1 million for the same period of 2003.  Total revenues for the six months ended June 30, 2004 were $2.8 million, compared with $2.7 million for the same period of 2003.  Total revenues include revenues from product sales, research and development activities for unrelated third parties, royalties on gross sales of licensed products, and royalties associated with the licensing of our technology for use outside the medical field.

Product sales for the three months ended June 30, 2004 were $1.3 million, compared with $1.0 million for the same period of 2003.  Product sales for the six months ended June 30, 2004 were $2.1 million compared with $2.3 million for the same period of 2003.  The increase in product sales for the three month period year over year was due to the sales of our OnQ Aerosol Generators to Medical Industries America Inc. (“MIA”).  The decrease in sales for the six months ended June 30, 2004 over the same period of 2003 was due to lower Aeroneb Pro sales partially offset by the sales of our OnQ Aerosol Generators to MIA.

 There were no research and development revenues for the three months ended June 30, 2004 or 2003.  Research and development revenues for the six months ended June 30, 2004 were none compared with $165,000 for the same period of 2003.  Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.  Based on agreements we currently have in place, we expect research and development revenues for 2004 to be lower than those for 2003.

Royalty revenues were $444,000 and $125,000, for the three months ended June 30, 2004 and 2003, respectively.  Royalty revenues for the six months ended June 30, 2004 were $694,000 compared with $250,000 for the same period of 2003.  The increase over the three months and six months ended June 30, 3003 was due to up-front payments associated with the September 2003 commercial agreement with MIA, which resulted in the quarterly amortization of $125,000 relating to the $2.5 million upfront payment which is being amortized ratably over the five year term of the agreement.  Additionally, royalties from the first commercial shipments were recognized in the three months ended June 30, 2004 on shipments of the Aeroneb® Go by MIA, which will pay royalties on its gross product and accessories sales.  No royalty revenues from the Aeroneb® Go were recognized during the same periods of 2003.  Other royalties represent a minimum royalty obligation associated with licensing our aerosol generator technology to a consumer product company for use in the fields of air fresheners and insect repellants.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2004 was $1.3 million, compared with $0.6 million for the same period in 2003.  Cost of products sold for the six months ended June 30, 2004 was $2.0 million, compared with $1.4 million for the same period in 2003.  Cost of products sold increased as a percent of product sales for the three months and six months ended June 30, 2004 as compared to the same periods in 2003, primarily due to the commencement of sales in January 2004 of a lower-margin product component under a contract supply agreement.  Additionally, an increased amount of costs related to the manufacturing scale-up of this new component were recognized early in the quarter ended June 30, 2004.

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

Research and development expenses for the three months ended June 30, 2004 were $2.9 million, compared with $3.0 million for the same period of 2003.  The decrease in research and development expenses of $0.1 million for the three months ended June 30, 2004, as compared with the same period of 2003, was primarily due to reduced payroll and related expenses of $0.6 million associated with reductions in force in 2003 and a furlough of six research and development employees in January 2004, five of whom were subsequently terminated in March 2004, partially offset by the increased $0.4 million of spending on pre-clinical expenses related to preparations for a Phase 2 human clinical trial for our amikacin product, and other program spending increases of $0.1 million.

Research and development expenses for the six months ended June 30, 2004 were $4.8 million compared with $6.2 million for the same six months ended 2003.  The decrease in research and development expenses of $1.4 million for the three months ended June 30, 2004, as compared with the same period of 2003, was primarily due to reduced payroll and related expenses of $0.8 million associated with reductions in force in 2003, reduced facility related expenses of $0.6 million, as well as reductions in other programs of $0.4 million, partially offset by the increased $0.4 million of spending on pre-clinical expenses related to preparations for a Phase 2 human clinical trial for our amikacin product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2004 were $1.3 million, compared with $1.5 million for the same period of 2003.  The decrease of $0.2 million for the three months ended June 30, 2004 compared with the same period of 2003 was primarily due to reductions in selling and marketing expenses associated with our product of $0.1 million, lower spending of $0.1 million on legal fees, and reductions in stock based compensation of $0.1 million, partially offset by increased salaries of $0.1 million.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $3.3 million, compared with $3.4 million for the same period of 2003.  The decrease of $0.1 million for the six months ended June 30, 2004 compared with the same period of 2003 was primarily due to reductions in selling and marketing expenses associated with our product of $0.3 million, decreases in payroll and related expenses of $0.1 million associated with reductions in force in 2003, decreases in deferred stock based compensation of

$0.1 million, partially offset by an increase in outside legal expenses of $0.2 million, and an increase in facility related expenses of $0.1 million.

Interest and Other Income (Expense), Net

 Net interest income for the three months ended June 30, 2004 was $25,000 compared with $14,000 for the same period in 2003.  Interest income was higher due to the higher balances in interest earning accounts in 2004 compared to the same period in 2003.

Net interest expense for the six months ending June 30, 2004 was $0.5 million compared with $0.1 million of net interest income in the same period of 2003.  The growth in interest expense is primarily due to imputed interest resulting from the beneficial conversion feature of the convertible debentures, and the imputed value associated with the warrants, that were issued to SF Capital during the second half of 2003 and to the Carpenter Family Trust in the first quarter of 2004, all of which totaled $0.5 million in the first quarter of 2004.

Other income and expense for the three months ended June 30, 2004 consisted solely of an expense of $74,000, compared with income of $326,000, for the same period of 2003. Other income and expense for the six months ended June 30, 2004 consisted solely of an expense of $293,000, compared with income of $366,000, for the same period of 2003. The change in other income and expense for both the three and six month periods are solely due to change in the currency exchange rate between the Eurodollar and the United States dollar, and the resulting impact on intercompany balances.

Dividend Related to Beneficial Conversion Feature of Preferred Stock

Upon the first closing of the Series A-1 Convertible Preferred Stock offering on March 23, 2004, the aggregate difference between the conversion price and the fair market value of the Series A-1 Convertible Preferred Stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $7,911,870 which was treated as a deemed dividend in the three months ended March 31, 2004.  Upon the second closing of the Series A-1 Convertible Preferred Stock offering on May 12, 2004, the aggregate difference between the conversion price and the fair market value of the Series A-1 Convertible Preferred Stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $4,500,911 which was also treated as a deemed dividend.  For the six months ending June 30, 2004 the total beneficial conversion feature was $12,412,781 and was treated as deemed dividends.

In addition to the deemed dividends, during the six months ending June 30, 2004 stock dividends to holders of the Series A-1 Convertible Preferred Stock were declared with a market value of $399,347.  The combined value of the deemed dividends and the stock dividends appears on the Statement of Operations as dividends of $12,812,128 related to convertible preferred stock.

The common stock warrants issued in connection with the Series A-1 Convertible Preferred Stock offering were assigned an initial aggregate value of $13,919,927, estimated using the Black-Scholes valuation model, and have been classified as equity.  The warrants expire in five years.  The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: term of five years, risk free rate of 2.78% for the first closing and 3.13% for the second closing, volatility of 100%, and a dividend yield of zero.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through equity and convertible debt financings, product revenues, research and development revenues, licensing fees, royalties, and the interest earned on related proceeds. We have received approximately $130.2 million in aggregate net proceeds from sales of our common and preferred stock through June 30, 2004, including approximately $44.5 million of net proceeds from our initial public offering in November 2000 and $31.4 million of total net proceeds from the sale of Series A-1 Convertible Preferred stock in March and May 2004.  In September and November 2003, we raised $2.0 million through the issuance of convertible notes, and, in January 2004, an additional $0.5 million was raised through the issuance of a convertible note.  We also received a short-term loan of $300,000 during March 2004.

As of June 30, 2004, we had cash and cash equivalents of approximately $24.8 million.  Net cash used in operating activities during the six months ended June 30, 2004 was $7.3 million, resulting primarily from the net loss for the period of $8.1 million.  We had additional uses of cash resulting from increases in accounts receivable of $0.4 million due to sales appearing late in the quarter and remaining uncollected at quarter end, increases of $0.2 million in inventory balances of OnQ Aerosol Generators, and payments totaling $1.5 million made to the landlord for changes in the lease, comprising past due rent, security deposit and rent reduction fees, during the quarter ended June 30, 2004.  These uses were partially offset by non-cash related charges of $0.2 million in deferred revenue, $0.9 million in prepaid expense, depreciation of $0.6 million, amortization of note discounts of $0.5 million, and disposal of property of $0.8 million due to the consolidation into the first floor of our Mountain View facility and the subsequent write-off of the leasehold improvements that had been made to the second floor.

Net cash used in operating activities during the six months ended June 30, 2003 was $6.5 million, resulting primarily from the net loss for the period of $7.9 million.  Additional uses were seen in increases in accounts receivable of $0.3 million, increases in inventories of $0.1 million, and net decreased accounts payable and accrued liabilities of $0.4 million.  These uses were partially offset by non-cash related charges of approximately $0.6 million in depreciation and amortization, and $0.5 million in amortization of deferred stock-based compensation.

For the six months ended June 30, 2004, net cash used in investing activities was $0.1 million, consisting primarily of property and equipment acquisitions associated with process improvements.  For the the three months ended June, 2003, net cash provided by investing activities was $5.4 million consisting primarily of proceeds from maturing available-for-sale securities of $5.6 million, partially offset by $0.2 million of property and equipment acquisitions associated with process improvements.

Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2004, consisting of $30.9 million in net proceeds from issuance of Series A-1 Convertible Preferred Stock and associated common stock warrants, and $0.8 million in net proceeds from the issuance of debentures and convertible debentures, partially offset by the repayment of a $0.3 million debenture.  Net cash provided by financing activities for the six months ending June 30, 2003 was $0.1 million, consisting of repayment of a note receivable from a stockholder, and the issuance of common stock through the employee stock purchase program.

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

The continued operation of the Company is dependent on our ability to obtain adequate funding and eventually establish profitable operations.   On March 23, 2004, we completed a first closing of a $32.7 million financing for gross proceeds of $15.0 million.  The second and final closing for gross proceeds of $17.7 million was approved by stockholders at our annual meeting held on May 10, 2004 and was completed on May 12, 2004.

Recent Accounting Pronouncements

None.

Factors That May Affect Future Operating Results [note: yellow text denotes changes from 1Q04 10-K risk factors]

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

Our cash resources will most likely be insufficient to complete Phase 3 clinical trials for any of our products, and may be insufficient to complete all of our anticipated Phase 2 clinical trials. Sufficient cash to complete our Phase 2 and 3 clinical trials may be provided from strategic partnerships, such as from out-licensing and partnering of our insulin product, and product sales in excess of our expectations. There can be no guarantee, however, that these capital resources will materialize in sufficient magnitude or at all, or that product sales will meet our expectations. In the alternative, the Company will have to raise significant capital through the sale of convertible debt, convertible securities, and/or common stock, and there can be no guarantee that such capital will be available on favorable terms, if at all, and could result in significant dilution to our current stockholders.

Our recent equity financing has resulted in a concentration of ownership.

Twelve investors in our Series A-1 Preferred Convertible Stock own equity securities that, if such securities were all converted into common stock, would represent ownership of approximately 86% of the outstanding common shares of the Company. While each of these investors is contractually prohibited from owning more than 4.99% of the Company’s common stock at any one time, any investor can waive this limitation as to the shares it holds upon 61 days’ written notice to the Company. Additionally as few as eleven of these investors, or investors to whom the A-1 securities are resold, could acquire in excess of 50% of the voting securities of the Company without exceeding this limitation. To our knowledge, the Series A-1 investors have not acted as a group in seeking, negotiating, or making their investment in the Company, have not acted as a group since making their investment, and consider themselves to be independent investors. Due to the termination of our rights plan, there can be no assurance that further concentration of ownership will not occur, or that these securities will not be resold to different investors who may or may not act as a group.

The conversion of our Series A-1 Convertible Preferred Stock into common stock and/or the exercise of common stock warrants by the Series A-1 Convertible Preferred investors may depress the price of our common stock and will substantially dilute the ownership interests of existing common stockholders.

If the Series A-1 Convertible Preferred stockholders were to exercise all of the common stock warrants they hold and convert all of the shares of Series A-1 Convertible Preferred stock they own as of July 23, 2004, they would own approximately 22,670,330 shares of our common stock, in addition to any other shares such stockholders may own now or in the future. If the Series A-1 Convertible Preferred stockholders exercise the warrants or convert our preferred stock into shares of common stock and sell the shares into the market, such sales could have a negative effect on the market price of our common stock and will dilute the holdings of our existing common stockholders. The Company may choose to pay the cumulative quarterly dividend on the Series A-1 Convertible Preferred Stock in shares of Common Stock instead of cash, in which case more dilution will result. Dilution or the potential for dilution also could materially impair our ability to raise capital through the future sale of equity securities. As a result of the issuance of the Series A-1 Convertible Preferred Stock and warrants, the Company recorded a charge in the first and second quarters of 2004 related to the beneficial conversion feature of the preferred stock in the amount of $7.9 million and $4.5 million respectively. If the Company were to issue additional equity securities in a future financing transaction at a per share price lower than the current conversion price of the Series A-1 Convertible Preferred Stock, then the conversion price of the Series A-1 Convertible Preferred Stock would automatically adjust downward to be equal to the common stock equivalent price of the newly-issued securities, and an additional deemed dividend charge would be recorded. Any such charge would reduce stockholder’s equity and the amount of net income available to common stockholders. While the Company currently has no plans to issue securities in a manner that would trigger these anti-dilution provisions, it may elect to do so in the future. The full details of these anti-dilution provisions are contained in the Series A-1 Convertible Preferred Stock Certificate of Designation, which was filed on the Company’s Form 8-K on March 23, 2004 and is incorporated by reference herein.

We have a history of losses, anticipate future losses and may never achieve or maintain profitability.

We have never been profitable. Through June 30, 2004, we have incurred an accumulated deficit of approximately $117.6 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

•      the costs and expenses relating to any litigation;

•      the ability to successfully identify and consummate appropriate collaborations with corporate partners; and

•      our manufacturing, development and marketing partners’ changing priorities and resources.

We have a significant backlog of unfilled orders for our products that may adversely impact our distributors’ ability or willingness to sell our products.

Due to our extremely limited cash resources at the end of 2003 and during the first quarter of 2004, we were at times unable to procure critical components and/or manufacturing services necessary to satisfy customer demand for our products, most of whom were unable to provide cash payments in a timeframe that resolved our procurement issues. Compounding this limitation, orders in the same time period exceeded our expectations. As a result, we accumulated a backlog of orders that were not completely filled by the end of the second quarter of 2004. As of June 30, 2004, the value of this backlog was less than 15% of our revenues for the quarter, but there can be no guarantee that future backlogs will not be more material, or that customer dissatisfaction related to delays in order fulfillment will not adversely affect future orders and sales.

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

Before either we or our partners can file for regulatory approval for the commercial sale of combination products using our inhalers or our nebulizers, the United States Food and Drug Administration (“FDA”), and other governmental agencies in other countries, will require extensive clinical trials to demonstrate product safety and efficacy. We are developing drug/inhaler and drug/nebulizer combinations, each of which will require clinical testing. To date, we have completed limited clinical trials using prototype inhalers and nebulizers. If we do not successfully complete appropriate clinical trials, we will not be able to commercialize our products. The results of initial clinical trials do not necessarily predict the results of more extensive clinical trials. Furthermore, we cannot be certain that clinical trials of our products will demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials.

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

Of our drug/device combination products currently under active development, our amikacin product is the most advanced, and is the only one to have completed a human clinical trial.

Our ability to become a successful specialty pharmaceutical company depends upon our ability to commercialize our own combination drug/device products, the majority of which will incorporate our Pulmonary Drug Delivery System (“PDDS”). Although our PDDS leverages the basic technology platform of the Aeroneb Pro, and has been CE marked for clinical use in Europe, the PDDS has not been approved as a commercial product. Our lead product in development, a PDDS drug combination product incorporating the aminoglycoside amikacin, has only completed one small Phase 2 clinical trial. The development of this product will require, at a minimum, a second Phase 2 clinical trial and a Phase 3 clinical trial program in order to support a New Drug Application (“NDA”), which must be filed with the FDA to obtain approval prior to marketing the product in the United States. If these clinical trials fail to meet their objectives, or are halted for safety reasons, we may be required to suspend further development of this product, conduct additional clinical trials, or return to an earlier stage of research and development. Any or all of these possible outcomes could materially impair our ability to raise additional capital on attractive economic terms, if at all.

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

As of May 2004, the Galway, Ireland, and Mountain View, California, facilities successfully obtained certification to ISO 13485:2003. If Aerogen, MIA or Aerogen’s subcontractors fail to maintain compliance with QSRs, ISO 13485 or other international regulatory requirements, we may be required to among other things recall product or cease all or part of our operations until we comply with the regulations. We cannot be certain that our facilities, or those of MIA and/or our subcontractors, will be found to comply on an ongoing basis with the QSRs, ISO or other international regulatory requirements.

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

The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have used intellectual property litigation to gain a competitive advantage. We cannot assure that we will not become subject to, whether within or outside of the United States, patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, (“USPTO”), to determine the priority of inventions. Although we prevailed in a 1999 interference proceeding before the USPTO, that granted to Aerogen all but one of the independent claims of Bespak’s 5,261,601 patent, we entered into a cross-license agreement with Bespak, as a result of which Bespak has a license to certain of our technology, including the right to sublicense. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in United States Patent No. 5,261,601. Additionally, in April 2003, we received notice that a German patent infringement suit had been filed by PARI GmbH in the regional court in Munich, Germany alleging that Aerogen’s Aeroneb Pro product infringes a patent licensed to PARI GmbH. While the suit has not yet been formally initiated by the German regional court, we believe that it is without merit and intend to vigorously defend against all allegations in the suit. In May 2003, we filed an action in the German patent office requesting that the patent in question be rendered null and void.  In July 2004, the Federal Patent Court in Munich, Germany ruled in favor of Aerogen by nullifying all contested claims of this patent, which is owned by The Technology Partnership plc (TTP) of Hertfordshire, England, and is licensed to PARI, GmbH of Munich, Germany.  The Court ordered TTP to pay Aerogen’s legal expenses related to this nullity action to the maximum extent allowed under German law.  As TTP has the right to appeal this decision, there can be no guarantee that an appeals court will not reverse the nullity ruling and again provide PARI with the legal standing to reassert their infringement suit.

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

Part II.        Other Information

Item 1.        Legal Proceedings

In April 2003, PARI notified Aerogen that it had filed a patent infringement suit in the District Court of Mannheim, Germany, alleging that Aerogen’s commercially available Aeroneb Pro nebulizer infringes European Patent 0 615 470 in Germany.  In May 2003, we filed an action in the German Patent Office requesting that the patent in question be rendered null and void.  On July 22, 2004, the Federal Patent Court in Munich, Germany ruled in favor of Aerogen by nullifying all contested claims of this patent, which is owned by The Technology Partnership plc (TTP) of Hertfordshire, England, and is licensed to PARI, GmbH of Munich, Germany.  The Court ordered TTP to pay Aerogen’s legal expenses related to this nullity action to the maximum extent allowed under German law, TTP has the right to appeal this decision.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 23, 2004, we closed a convertible debt financing, that resulted in gross proceeds of $505,133 from the Carpenter 1983 Family Trust UA (the “Carpenter Trust”). The trustees of the Carpenter Family Trust are Aerogen’s Chairman and Chief Executive Officer, Dr. Jane Shaw and her husband Peter Carpenter. Under the terms of the debt financing, we issued the Carpenter Trust a secured convertible debenture with a face amount of $500,000 and bearing interest at a rate of 10% per annum with a conversion price of $3.044. The Carpenter Trust also purchased a warrant, exercisable on or after July 26, 2004, for up to approximately 82,129 shares of common stock at an exercise price of $3.044 per share, which expires in January 2008.

On March 11, 2004, we signed definitive documents for a $32.7 million equity financing (the “2004 Financing”) with Xmark Fund, L.P. and Xmark Fund, Ltd. (“Xmark”) and other accredited investors. The 2004 Financing entailed the sale and issuance, in two closings, of an aggregate of 1,142,094 shares of Series A-1 Convertible Preferred Stock initially convertible into 11,420,940 shares of the Company’s common stock, and warrants to purchase 11,249,390 shares of common stock at an exercise price of $3.25 per share.

On March 23, 2004, we completed the first closing of the 2004 Financing, resulting in the sale and issuance of 499,981 shares of Series A-1 Convertible Preferred Stock and warrants to purchase 4,999,810 shares of the Company’s common stock, in exchange for gross proceeds of $14,999,430. On May 12, 2004, Aerogen completed the second and final closing of the 2004 Financing, and issued an additional 642,113 shares of Series A-1 Convertible Preferred Stock and warrants to purchase 6,249,580 shares of common stock for gross proceeds of $17.7 million. Under the terms of the 2004 Financing, the Company terminated the Rights Agreement between it and Mellon Investor Services LLC on March 19, 2004.

As part of the 2004 Financing, SF Capital and the Carpenter Trust exchanged the outstanding secured convertible debentures previously issued to them for an aggregate of 52,232 shares of Series A-1 Convertible Preferred Stock.  The exchange occurred on May 12, 2004.  Upon exchange, SF Capital also received a warrant to acquire 350,770 shares of common stock at an exercise price of $3.25 in connection with its debt exchange.  The Carpenter Trust did not receive a new warrant in connection with the exchange of its debenture.

The issuances of the Series A-1 Convertible Preferred Stock, convertible debentures, warrants and common stock described in this section titled “Sales of Unregistered Securities” were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

Our 2004 Annual Meeting of Stockholders was held on May 10, 2004 at 2:00 pm local time at our headquarters at 2071 Stierlin Court, Suite 100, Mountain View, California.  A summary of the votes cast at our 2004 Annual Meeting of Stockholders appears below.  As of April 15, 2004, the record date for the Annual meeting, there were 4,783,695 shares of Common Stock and 499,981 shares of Series A-1 Convertible Preferred Stock issued and outstanding.  3,559,254 (74.40%) shares of Common Stock and 490,579 (98.12%) shares of Series A-1 Convertible Preferred Stock entitled to vote were represented either in person or by proxy at the Annual Meeting.  The matters voted on at the meeting and the votes cast are as follows:

The proposal to approve the issuance of Series A-1 Convertible Preferred Stock and warrants to purchase Common Stock pursuant to a Preferred Stock financing received the following votes:

	Votes	Percentage of Shares Voted on this Issue:
For:	1,253,626	98.70%
Against:	16,308	1.28%
Abstain:	220	0.02%
Broker non-votes:	2,289,100	—

The foregoing proposal was approved.

The following nominees for election as Directors, to hold office for a term as defined in the proxy statement, and until their successor is duly elected and qualified, received the following number of votes set opposite their name:

Nominee	For	Percent of Voted	Withheld	Percent of Voted
Phyllis I. Gardner, M.D.	8,456,051	99.89%	8,993	0.11%
Philip M. Young	8,459,651	99.94%	5,393	0.06%

The aforesaid nominees were elected as Director for the term set forth above.

The proposal to amend the Company’s 2000 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder received the following votes:

	Votes	Percentage of Shares Voted For & Against
For:	5,753,867	93.17%
Against:	421,677	6.83%
Abstain:	400	0.01%
Broker non-votes:	2,289,100	—

The foregoing proposal was approved.

The proposal to amend the Company’s 2000 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder received the following votes:

	Votes	Percentage of Shares Voted For & Against
For:	5,770,149	93.43%
Against:	405,395	6.56%
Abstain:	400	0.01%
Broker non-votes:	2,289,100	—

The foregoing proposal was approved.

The proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the company for its fiscal year ending December 31, 2004 received the following votes:

	Votes	Percentage of Shares Voted For & Against
For:	8,454,535	99.88%
Against:	3,350	0.04%
Abstain:	7,159	0.08%
Broker non-votes:	0	—

The foregoing proposal was approved.

Item 5.        Other Information.

None.

Item 6.        Exhibits and Reports on Form 8-K

(a)               Exhibits.

                   We have filed, or incorporated by reference, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this report.

(b)              Reports on Form 8-K.

On May 5, 2004, we filed a current report on Form 8-K relating to our press release announcing our financial results for the quarter ended March 31, 2004.  On May 19, 2004, we filed a current report on Form 8-K relating to the shareholder meeting and the approval for the second closing of the $32.7 million Series A-1 Convertible Preferred Stock financing.  On August 3, 2004, we filed a current report on Form 8-K relating to our press release announcing our financial results for the quarter ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aerogen, Inc.
(Registrant)

Dated: August 16, 2004	By:	/s/ JANE E. SHAW
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: August 16, 2004	By:	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

Exhibit List

No.	Note	Description of Exhibit Document

10.12.1	(1)	Lease amendment, dated November 6, 2003, between CA0-Shoreline Technology Park, LP and Aerogen.
10.12.2	(1)	Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(2)*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America Inc.
10.18	(3)	First Amendment to Distribution, Manufacturing and Supply Agreement, dated as of January 30, 2004, by and between the Company and Medical Industries America Inc.
31.1		Certification required by Rules 13a-15(3) and 15d-15(e)
31.2		Certification required by Rules 13a-15(3) and 15d-15(e)

32.1

Certification required by Section 13a or Section 15(3) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of The United States Code (18 U.S.C. Section 1350).

(1)           Incorporated by reference to our Form 10-K/A for the year ended December 31, 2003, filed on May 10, 2004.

(2)           Incorporated by reference to our Form 10-Q/A for the quarter ended September 30, 2003 filed on August 9, 2003.

(3)           Incorporated by reference to our Form 10-Q/A for the quarter ended March 31, 2004, filed on August 9, 2004.

*Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission.