Form 10-Q/A
period 2004-03-31
AEROGEN INC
filed 2005-04-18
CIK 1039160

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

As of April 30, 2004, there were 4,783,695 shares of the Registrant’s Common Stock, par value $0.001, outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Aerogen’s Form 10-Q for the quarter ended March 31, 2004 is to restate our financial statements to correct an error in the accounting for warrants to purchase common stock issued during fiscal 2004 as further discussed in Note 2 to the condensed consolidated financial statements.  No attempt has been made in the Form 10-Q/A to modify or update any disclosures except as required to reflect the impact of this restatement.

Table of Contents

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part  I.    Financial Information

Item  1.   Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,635	$762
Accounts receivable	513	445
Inventories, net	324	301
Prepaid expenses and other current assets	622	428
Total current assets	14,094	1,936

Property and equipment, net	3,735	3,901
Goodwill and other intangible assets, net	1,872	1,931
Restricted cash	900	1,200
Other assets	632	608
Total assets	$21,233	$9,576

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$565	$937
Deferred revenue, current	500	500
Convertible debentures, net	1,550	1,486
Accrued liabilities	2,934	1,194
Total current liabilities	5,549	4,117

Deferred rent	145	1,658
Deferred revenue, non-current	1,928	1,875
Warrant liability	9,260	—
Other long-term liabilities	238	246
Total liabilities	17,120	7,896

Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.001:
Authorized: 5,000 shares; issued and outstanding:
500 shares at March 31, 2004 and no shares at December 31, 2003 (Liquidation preference: $14,999 and $0 at March 31, 2004 and December 31, 2003, respectively)	6,440	—

Stockholders’ equity (deficit):
Common stock, par value $0.001:
Authorized: 95,000 shares; issued and outstanding:
4,780 shares at March 31, 2004 and 4,396 shares at December 31, 2003	5	4
Additional paid-in capital	112,167	110,991
Notes receivable from stockholders	(283)	(280)
Deferred stock-based compensation, net	(147)	(264)
Accumulated other comprehensive income	817	700
Accumulated deficit	(114,886)	(109,471)
Total stockholders’ equity (deficit)	(2,327)	1,680
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$21,233	$9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(restated)
Revenues:
Product sales	$849	$1,278
Research and development	—	165
Royalty and other	250	125
Total revenues	1,099	1,568

Costs and expenses:
Cost of products sold	737	834
Research and development	1,933	3,205
Selling, general and administrative	2,005	1,904
Total costs and expenses	4,675	5,943

Loss from operations	(3,576)	(4,375)

Interest income (expense), net	(560)	38
Increase in warrant liability	(1,060)	—
Other income (expense), net	(219)	40

Net loss	(5,415)	(4,297)

Dividends related to convertible preferred stock	(6,460)	—

Net loss attributable to common stockholders	$(11,875)	$(4,297)

Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(1.05)
Weighted - average shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,456	4,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands, except per share data)

	Three Months Ended March 31
	2004	2003
	(restated)
Cash flows from operating activities:
Net loss	$(5,415)	$(4,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in warrant liability	1,060	—
Depreciation and amortization	291	334
Changes in inventory reserves	—	8
Disposal of property and equipment	—	(25)
Accrued interest on notes receivable from stockholders	(3)	(1)
Amortization of notes discount	—	6
Amortization of deferred stock-based compensation	117	278
Amortization of discount on convertible notes	522	—
Changes in operating assets and liabilities:
Accounts receivable	72	(420)
Inventories	19	(100)
Prepaid expenses and other current assets	128	(970)
Accounts payable	(443)	(308)
Accrued liabilities	1,921	210
Deferred rent	(1,513)	61
Deferred revenue	53	(208)
Other	(102)	1,201
Net cash used in operating activities	(3,293)	(4,231)

Cash flows from investing activities:
Acquisition of property and equipment	(59)	(140)
Proceeds from maturities of available-for-sale securities	—	5,599
Net cash provided by (used in) investing activities	(59)	5,459

Cash flows from financing activities:
Proceeds from issuance of preferred stock and warrants, net	14,644	—
Proceeds from issuance of convertible debenture	505	—
Proceeds from issuance of debenture	300	—
Repayment of debenture	(300)	—
Net cash provided by financing activities	15,149	—

Effect of exchange rate changes on cash	76	(17)

Net increase in cash and cash equivalents	11,873	1,211

Cash and cash equivalents at beginning of period	762	3,266

Cash and cash equivalents at end of period	$12,635	$4,477

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt and interest into common stock	$585	$—
Beneficial conversion feature of preferred stock	$6,440	$—

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

Other Comprehensive Income

Other comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  Foreign currency transaction gains and losses represent the only components of comprehensive income that are excluded from the Company’s net loss.  Total comprehensive loss during the three months ended March 31, 2004 and 2003 consisted of:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(restated)
Net loss	$(5,415)	$(4,297)
Foreign currency translation adjustments	117	10

Comprehensive loss	$(5,298)	$(4,287)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
	(restated)
Net loss	$(5,415)	$(4,297)
Deemed dividend on preferred stock	(6,440)	—
Accrued dividend on preferred stock	(20)	—

Net loss attributable to common stockholders	$(11,875)	$(4,297)

Weighted-average common shares outstanding	4,456	4,081
Less weighted-average shares subject to repurchase	—	(2)
Weighted-average shares used in computing basic and diluted net loss per share attributable to common stockholders	4,456	4,079

Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(1.05)

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

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
	(restated)
Net loss - as reported	$(5,415)	$(4,297)

Add: employee stock based compensation included in reported net loss	116	263

Deduct: total employee stock based employee compensation determined under fair value based method for all awards	(175)	(308)

Net loss - pro forma	$(5,474)	$(4,342)

Net loss per share attributable to common stockholders- as reported	$(2.66)	$(1.05)

Net loss per share attributable to common stockholders- pro forma	$(2.68)	$(1.06)

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

Note 2 – RESTATEMENT

On March 9, 2005, the Company issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with the Company’s Series A-1 Convertible Preferred Stock financing (see NOTE 3). The Company has reclassified the warrants from equity, where they were originally recorded, to a liability at fair value.  The liability is adjusted to its current fair value at the end of each reporting period.  This fair value adjustment resulted in a $1,060,000 increase in net loss for the period ended March 31, 2004.

Originally, the proceeds from the Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) financing on March 23, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred. Under the Company’s revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  As a result of the change in the proceeds’ allocated to the preferred, the deemed dividend decreased by $1,472,000.

Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows (in thousands, except per share data):

	Condensed Consolidated Balance Sheet March 31, 2004
	As restated	As Previously reported

Warrant liability	$9,260	$—
Total liabilities	17,120	7,860
Redeemable convertible preferred stock	6,440	8,072
Additional paid-in capital	112,167	118,735
Accumulated deficit	(114,886)	(113,826)
Total stockholders’ equity (deficit)	(2,327)	5,301

	Condensed Consolidated Statement of Operations for the three months ended March 31, 2004
	As restated	As Previously reported

Increase in warrant liability	$(1,060)	$—
Net loss	(5,415)	(4,355)
Dividends related to convertible preferred stock	(6,460)	(7,932)
Net loss attributable to common stockholders	(11,875)	(12,287)
Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(2.76)

NOTE 3 – FINANCING EVENTS

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

In the first closing, the Company issued 499,981 shares of Series A-1 Convertible Preferred Stock convertible into 4,999,810 shares of common stock and issued warrants to purchase 4,999,810 shares of common stock, for gross proceeds to the Company of $14,999,430.  As a result of certain rights provided to the investors in the A-1 Financing, the warrants to purchase common stock are accounted for as a liability and marked to market at each period-end date.  The aggregate fair value of the warrants of $8,200,000 was recorded as a liability, and the remaining net proceeds of $6,440,000 were recorded as preferred stock. The warrants expire in five years.  The difference between the accounting conversion price of the preferred stock and the fair market value of the underlying common stock on the commitment date (transaction date), limited to the proceeds allocated to the preferred stock, is recorded as a beneficial conversion feature of $6,440,000, which is treated as a deemed dividend.

The fair value of the warrants and the corresponding liability is re-measured at each reporting period with any change in the fair value being recorded as a non-operating item in the statement of operations.  The aggregate fair value of the warrants increased from $8,200,000 to $9,260,000 during the quarter ended March 31, 2004, which resulted in the Company recording a loss of $1,060,000 on the statement of operations. The fair value of the warrant is determined at each reporting period using a valuation model which takes into consideration a variety of assumption, including stock price, stock volatility and the risk free rate.

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

In the event the Company pays a dividend on the Common Stock, the holders of the A-1 Preferred are entitled to a dividend equal to the dividend that would have been payable to such holder if the shares of the Series A-1 Preferred Stock had been converted in Common Stock.

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

Note 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Restatement

On March 9, 2005, we issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with the Company’s Series A-1 Convertible Preferred Stock (the”A-1 Preferred”) financing (“A-1 Financing”) (see NOTE 3 to the Financials).  The Company has identified errors related to the initial valuation, classification, and subsequent accounting of the warrants issued in conjunction with the A-1 Financing, and we have determined that the prior accounting for this transaction should be revised. Accordingly, we have reclassified the warrant from equity and preferred stock, where it was originally recorded, to a liability.  The liability is adjusted to its fair value at the end of each reporting period.  This fair value adjustment resulted in a $1,060,000 increase in net loss for the period ended March 31, 2004.

Originally, the proceeds from the A-1 Financing on March 23, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred.  Under our revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  As a result of the change in the proceeds allocated to the preferred, the deemed dividend decreased by $1,472,000.

Consequently, the condensed consolidated financial statements for the first quarter of 2004 are restated in the Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

For the three months ended March 31, 2004, net loss increased to $5.4 million from $4.4 million, and net loss attributable to common stockholders decreased to $11.9 million from $12.3 million (basic and diluted loss per shares decreased to $2.66 from $2.76), each as compared to the amounts previously reported by the Company on its Form 10-Q filed on May 13, 2004.

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

In the period ended March 31, 2004, we had two nebulizer products on the market. We have an accumulated deficit of approximately $114.9 million as of March 31, 2004. In 2002, we generated significant revenues from our planned principal operations and thus exited the development stage. However, we will continue to devote substantial efforts to the development of current and future products. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the costs associated with the manufacturing and marketing of our products, the expansion of our research and development activities and the general expansion of our business activities. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have primarily been equity financings, convertible debentures, product revenues, research and development revenues, license fees, royalties, and interest earned on investments.

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

There were no research and development revenues for the three months ended March 31, 2004, compared with $165,000 for the same period of 2003.  The revenues for the three months ended March 31, 2003 resulted from product development activities performed under partner agreements signed in late 2002, which completed in 2003.  There are currently no

6650-1-ba-03.doc - M5_123647

revenue-bearing partner agreements effective for 2004.  Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.

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

Research and Development Expenses

Research and development expenses include our own research and development projects, as well as the costs related to research and development activities for our partners.  Research and development expenses for partner activities generally approximate our revenues from those partners.  Research and development expenses include salaries and benefits for scientific and development personnel, laboratory supplies, consulting services, clinical expenses and the expenses associated with the development of manufacturing processes, all including related overhead.  Research and development spending may increase significantly over the next several years as we undertake new clinical trials and expand our research and development activities to support our products and those which we develop in our partner collaborations.   Future research and development and clinical expenditures cannot be predicted reliably, as they depend, in part, upon our success in expanding partner collaborations, entering into new partnering agreements, potential changes in our partners’ priorities, and the level of our internally funded research and development efforts.

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

Increase in Warrant Liability (restated)

The issuance of A-1 Preferred Financing on March 23, 2004 included the issuance of warrants to purchase 4,999,810 shares of common stock.  The aggregate fair value of the warrants of $8.2 million is recorded as a liability with subsequent changes to the fair value of the warrants recorded as a non-operating item through the statement of operations.  The fair value of the warrant increased from $8,200,000 to $9,260,000, resulting in a loss of $1,060,000 in the period ending March 31, 2004.

Dividend Related to Beneficial Conversion Feature of Preferred Stock (restated)

The issuance of the Series A-1 Convertible Preferred Stock resulted in the recognition of a beneficial conversion feature in the amount of $6,440,000.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.

Liquidity and Capital Resources (restated)

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

As of March 31, 2004, we had cash and cash equivalents of approximately $12.6 million.  Net cash used in operating activities during the three months ended March 31, 2004 was $3.3 million, resulting primarily from the net loss for the period of $5.4 million and a net decrease in accounts payable of $0.4 million as we settled with past-due vendors.   These uses were partially offset by non-cash related charges of approximately $1.1 million in warrant liability increases, , $0.5 million in amortization of discounts on convertible notes and $0.1 million in amortization of deferred stock-based compensation., offset by $0.3 million in depreciation and amortization.  Additionally, accrued liabilities increased by $1.9 million primarily due to the payment obligations associated with the restructuring of our lease, which payments must be made during the quarter ending June 30, 2004, partially offset by the decrease in deferred rent of $1.5 million associated with the same lease restructuring agreement.  Net cash used in operating activities during the three months ended March 31, 2003 was $4.2 million resulting primarily from: the net loss for the period of $4.3 million; increases in accounts receivable of $0.4 million; increases in inventories of $0.1 million; and net decreased accounts payable and accrued liabilities of $0.1 million.  These uses were partially offset by non-cash related charges of approximately $0.3 million in depreciation and amortization and $0.3 million in amortization of deferred stock-based compensation.  Additionally, in the period ending March 31, 2003 the changes in prepaid expenses, other current assets and other assets were the result of changing a long-term investment into a current investment, which changes substantially offset one another.

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

We have never been profitable. Through March 31, 2004, we have incurred an accumulated deficit of approximately $114.9 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

Item 4.  Controls and Procedures (restated)

We have restated our financial results for the quarter ended March 31, 2004 to reflect adjustments to our previously reported financial information.  The restatement arose due to an error related to the initial valuation, classification, and subsequent accounting of the warrants issued in connection with the issuance of the Series A-1 Convertible Preferred Stock on March 23, 2004.

In connection with the restatement of our financial results for the quarter ended March 31, 2004, we have identified material weaknesses in our internal controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We have determined that the disclosure controls and procedures were not effective because they failed to identify the errors which led to the restatement.  In response, in March 2005, we implemented a policy that requires for any future issuance of complex equity and derivative instruments or complex transactions, an outside expert with experience concerning the related accounting issues will be consulted, or additional internal staff will be trained or hired.  In addition, enhanced review and documentation procedures have been implemented in our accounting process in order to ensure accuracy of all accounting entries. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls during the quarter ended March 31, 2004, and there were no changes in our internal controls or in other factors that could significantly affect those controls during the period covered by this report.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

No.	Note	Description of Exhibit Document

3.2	(7)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)	Amended and Restated Bylaws of Aerogen, Inc.
3.5	(6)	Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.2	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(9)	Loan and Securities Purchase, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. (“SF Capital”).
4.5	(9)	Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.6	(8)	Debenture dated as of November 3, 2003, issued by the Company to SF Capital
4.7	(8)	Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.8	(10)	Amendment to Secured Convertible Debenture, dated January 7, 2004, by and between the Company and SF Capital
4.9	(10)	Amendment No. 2 to Secured Convertible Debenture and Consent, dated as of January 20, 2004, by and between the Company and SF Capital
4.10	(10)	Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the “Trust”)
4.11	(10)	Debenture, dated as of January 23, 2004, issued by the Company in favor of the Trust.
4.12	(10)	Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(10)	Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust

4.14	(11)		Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(11)		Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(11)		Form of Warrant
4.17	(11)		Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(11)		Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement
4.19	(11)		Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
4.20	(11)		Amendment to Secured Convertible Debentures, dated as of March 1, 2004, by and between the Company and SF Capital
4.21	(11)		Amendment No. 1 to Secured Convertible Debenture and Consent, dated as of March 1, 2004, by and between the Company and the Carpenter Trust
4.22	(11)		Secured Debenture, dated March 12, 2004, issued by the Company to SF Capital
4.23	(11)		Amendment No. 1 to Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
4.24	(11)		Amendment No. 1 to IP Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
10.12	(5)		Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(12)		Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(12)		Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(8)	*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America Inc.
31.1			Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2			Certification required by Rule 13a-14(a) or Rule 15d-14(a)
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

Aerogen, Inc.
(Registrant)

Dated: April 15, 2005	By:	/s/ JANE E. SHAW
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: April 15, 2005	By:	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

Exhibit List

No.	Note		Description of Exhibit Document

3.2	(7)		Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(8)		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)		Amended and Restated Bylaws of Aerogen, Inc.
3.5	(6)		Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.2	(1)		Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)		Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(9)		Loan and Securities Purchase, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. (“SF Capital”).
4.5	(9)		Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.6	(8)		Debenture dated as of November 3, 2003, issued by the Company to SF Capital
4.7	(8)		Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.8	(10)		Amendment to Secured Convertible Debenture, dated January 7, 2004, by and between the Company and SF Capital
4.9	(10)		Amendment No. 2 to Secured Convertible Debenture and Consent, dated as of January 20, 2004, by and between the Company and SF Capital
4.10	(10)		Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the “Trust”)
4.11	(10)		Debenture, dated as of January 23, 2004, issued by the Company in favor of the Trust.
4.12	(10)		Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(10)		Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust
4.14	(11)		Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(11)		Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(11)		Form of Warrant
4.17	(11)		Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(11)		Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement
4.19	(11)		Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
4.20	(11)		Amendment to Secured Convertible Debentures, dated as of March 1, 2004, by and between the Company and SF Capital
4.21	(11)		Amendment No. 1 to Secured Convertible Debenture and Consent, dated as of March 1, 2004, by and between the Company and the Carpenter Trust
4.22	(11)		Secured Debenture, dated March 12, 2004, issued by the Company to SF Capital
4.23	(11)		Amendment No. 1 to Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
4.24	(11)		Amendment No. 1 to IP Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
10.12	(5)		Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(12)		Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(12)		Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(8)	*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and

Medical Industries America Inc.
31.1	Certification required by Rule 13a-14(a or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
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