Form 10-Q/A
period 2004-06-30
AEROGEN INC
filed 2005-04-18
CIK 1039160

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Aerogen’s Form 10-Q for the quarter ended June 30, 2004 is to restate our financial statements to correct an error in the accounting for warrants to purchase common stock issued during fiscal 2004 as further discussed in Note 2 to the condensed consolidated financial statements.  No attempt has been made in the Form 10-Q/A to modify or update any disclosures except as required to reflect the impact of this restatement.

Aerogen, Inc.

Form 10-Q

Table of Contents

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the six months ended June, 2004 and 2003

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

Signatures

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,821	$762
Accounts receivable	972	445
Inventories, net	569	301
Prepaid expenses and other current assets	721	428
Total current assets	27,083	1,936

Property and equipment, net	2,954	3,901
Goodwill and other intangible assets, net	1,858	1,931
Restricted cash	—	1,200
Other assets	583	608
Total assets	$32,478	$9,576

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$554	$937
Deferred revenue, current	961	500
Convertible debentures, net	—	1,486
Accrued liabilities	1,347	1,194
Total current liabilities	2,862	4,117

Deferred rent	174	1,658
Deferred revenue, non-current	2,002	1,875
Warrant liability	17,558	—
Other long-term liabilities	236	246
Total liabilities	22,832	7,896

Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.001: Authorized: 5,000 shares; issued and outstanding: 1,142 shares at June 30, 2004 and no shares at December 31, 2003, respectively) (Liquidation preference: $34,260 at June 30, 2004)	16,351	—

Stockholders’ equity (deficit):
Common stock, par value $0.001: Authorized: 95,000 shares; issued and outstanding: 4,785 shares at June 30, 2004 and 4,396 shares at December 31, 2003	5	4
Additional paid-in capital	111,779	110,991
Notes receivable from stockholders	(286)	(280)
Deferred stock-based compensation, net	(48)	(264)
Accumulated other comprehensive income	886	700
Accumulated deficit	(119,041)	(109,471)
Total stockholders’ equity (deficit)	(6,705)	1,680
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$32,478	$9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
Product sales	$1,251	$989	$2,100	$2,267
Research and development	—	—	—	165
Royalty and other	444	125	694	250
Total revenues	1,695	1,114	2,794	2,682

Costs and expenses:
Cost of products sold	1,257	611	1,994	1,445
Research and development	2,859	3,015	4,792	6,220
Selling, general and administrative	1,324	1,450	3,329	3,354
Total costs and expenses	5,440	5,076	10,115	11,019

Loss from operations	(3,745)	(3,962)	(7,321)	(8,337)

Interest income (expense), net	25	14	(535)	52
Increase in warrant liability	(361)	—	(1,421)	—
Other income (expense), net	(74)	326	(293)	366

Net loss	(4,155)	(3,622)	(9,570)	(7,919)

Dividends related to convertible preferred stock	(5,628)	—	(12,088)	—

Net loss attributable to common stockholders	$(9,783)	$(3,622)	$(21,658)	$(7,919)

Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(0.88)	$(4.69)	$(1.94)
Weighted - average shares used in computing net loss per share attributable to common stockholders, basic and diluted	4,783	4,097	4,620	4,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30
	2004	2003
	(Restated)
Cash flows from operating activities:
Net loss	$(9,570)	$(7,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576	645
Increase in warrant liability	1,421	—
Changes in inventory reserves	—	8
Disposal of property and equipment	755	(25)
Accrued interest on notes receivable from stockholders	(6)	(6)
Amortization of notes discount	522	—
Amortization of premium on available for sales securities	—	6
Amortization of deferred stock-based compensation	215	515
Amortization of discount on convertible notes	—	—
Changes in operating assets and liabilities:
Accounts receivable	(396)	299
Inventories	(230)	58
Prepaid expenses and other current assets	926	337
Accounts payable	(41)	(213)
Accrued liabilities	(42)	(165)
Deferred rent	(1,484)	123
Deferred revenue	180	(208)
Other	(100)	(3)
Net cash used in operating activities	(7,274)	(6,548)

Cash flows from investing activities:
Acquisition of property and equipment	(141)	(230)
Proceeds from maturities of available-for-sale securities	—	5,599
Net cash provided by (used in) investing activities	(141)	5,369

Cash flows from financing activities:
Proceeds from issuance of common stock	6	23
Proceeds from issuance of preferred stock and warrants, net	30,928	—
Proceeds from issuance of convertible debenture	505	—
Repayment of note receivable from stockholder	—	65
Net cash provided by financing activities	31,439	88

Effect of exchange rate changes on cash	35	(478)

Net increase in cash and cash equivalents	24,059	(1,569)

Cash and cash equivalents at beginning of period	762	3,266

Cash and cash equivalents at end of period	$24,821	$1,697

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt and interest into common stock	$585	$—
Beneficial conversion feature of preferred stock	$11,689	$—
Conversion of convertible debt and interest into preferred stock	$1,567	$—
Issuance of stock dividend	$399	$—

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

Other Comprehensive Income

Other comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  Foreign currency translation gains and losses represent the only components of comprehensive income that are excluded from the Company’s net loss.  Total comprehensive loss during the three and six months ended June 30, 2004 and 2003 consisted of:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)		(Restated)

Net loss	$(4,155)	$(3,622)	$(9,570)	$(7,919)

Foreign currency translation adjustments	69	(281)	186	(271)

Comprehensive loss	$(4,086)	$(3,903)	$(9,384)	$(8,190)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)

Net loss	$(4,155)	$(3,622)	$(9,570)	$(7,919)
Deemed dividend on preferred stock	(5,249)	—	(11,689)	—
Accrued dividend on preferred stock	(379)	—	(399)	—

Net loss attributable to common stockholders	$(9,783)	$(3,622)	$(21,658)	$(7,919)

Weighted-average common shares outstanding	4,783	4,098	4,620	4,089
Less weighted-average shares subject to repurchase	—	1	—	1
Weighted-average shares used in computing basic and diluted net loss per share attributable to common stockholders	4,783	4,097	4,620	4,088

Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(0.88)	$(4.69)	$(1.94)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net loss – as reported	$(4,155)	$(3,622)	$(9,570)	$(7,919)

Add: stock-based compensation included in reported net loss	99	237	215	500

Deduct : total stock-based employee compensation determined under fair value based method for all awards	(145)	(342)	(320)	(650)

Net loss – proforma	$(4,201)	$(3,727)	$(9,675)	$(8,069)

Net loss per share attributable to common stockholders, basic and diluted – as reported	$(2.05)	$(0.18)	$(4.69)	$(0.39)

Net loss per share attributable to common stockholders, basic and diluted – proforma	$(2.05)	$(0.18)	$(4.71)	$(0.39)

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

Note 2 – RESTATEMENT

On March 9, 2005, the Company issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with the Company’s Series A-1 Convertible Preferred Stock financing (see NOTE 3).  The Company has reclassified the warrants from equity and preferred stock, where they were originally recorded, to a liability.  The liability is adjusted to its fair value at the end of each reporting period.  This fair value adjustment resulted in $361,000 and $1,421,000 increases in net loss for the three and six month periods ended June 30, 2004, respectively.

Originally, the proceeds from the Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) financings on March 23, 2004 and May 12, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred.  Under the Company’s revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  As a result of the change in proceeds allocated to the preferred, the deemed dividend increased by $748,000 for the three months ended June 30, 2004, and decreased by $724,000 for the six months ended June 30, 2004.

Consequently, the condensed consolidated financial statements for the second quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows:

	Condensed Consolidated Balance Sheet June 30, 2004
	As restated	As Previously reported

Warrant liability	$17,558	$—
Total liabilities	22,832	5,274
Redeemable convertible preferred stock	16,351	12,573
Additional paid-in capital	111,779	131,694
Accumulated deficit	(119,041)	(117,620)
Total stockholders’ equity (deficit)	(6,705)	14,631

	Condensed Consolidated Statement of Operations for the three months ended June 30, 2004		Condensed Consolidated Statement of Operations for the six months ended June 30, 2004
	As restated	As Previously reported	As restated	As Previously reported

Decrease in warrant liability	$(361)	$—	$(1,421)	$—
Net loss	(4,155)	(3,794)	(9,570)	(8,149)
Dividends related to convertible preferred stock	(5,628)	(4,881)	(12,088)	(12,812)
Net loss attributable to common stockholders	(9,783)	(8,675)	(21,658)	(20,961)
Net loss per share attributable to common stockholders, basic and diluted	$(2.05)	$(1.81)	$(4.69)	$(4.54)

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

In the first closing, the Company issued 499,981 shares of A-1 Preferred convertible into 4,999,810 shares of common stock, and issued warrants to purchase 4,999,810 shares of common stock, for gross proceeds to the Company of $14,999,430.  As a result of certain rights provided to the investors in the A-1 Financing, the warrants to purchase common stock are accounted for as a liability and marked to market at each period-end date.  The aggregate fair value of the warrants of $8,200,000was recorded as a liability, and the remaining net proceeds of $6,440,000 were recorded as preferred stock.  The warrants expire in March 2009.  The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $6,440,000, which is treated as a deemed dividend.

On May 12, 2004, the Company completed the second and final closing of the A-1 Financing. In the second closing, the Company issued 642,113 shares of A-1 Preferred convertible into 6,421,130 shares of common stock, and issued warrants to purchase 6,249,580 shares of common stock, for gross proceeds to the Company of $17,696,000.  As a result of certain rights provided to the investors in the A-1 Financing, the warrant to purchase common stock are accounted for as a liability and marked to market at each period-end date. The aggregate fair value of the warrants of $7,937,000 was recorded as a liability, with the remaining net proceeds of $9,397,000 were recorded as preferred stock. The warrants expire in May 2009. The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,249,000, which is treated as a deemed dividend.

The fair value of the warrants and the corresponding liability is re-measured at each reporting period with any change in the fair value being recorded as a non-operating item in the statement of operations.  The aggregate fair value of the warrants increased during the three and six months ended June 30, 2004, which resulted in the Company recording a loss of $361,000 and $1,421,000, respectively, for the three and six months ended June 30, 2004. The fair value of the warrant is determined at each reporting period using a valuation model which takes into consideration a variety of assumption, including stock price, stock volatility and the risk free rate.

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

In the event the Company pays a dividend on the Common Stock, the holders of the A-1 Preferred are entitled to a dividend equal to the dividend that would have been payable to such holder if the shares of Series A-1 Preferred Stock had been converted into Common Stock.

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

Restatement

On March 9, 2005, we issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with our Series A-1 Convertible Preferred Stock (the “A-1 Preferred”) financing (the “A-1 Financing”) (see NOTE 3).  The Company has identified errors related to the initial valuation, classification, and subsequent accounting of the warrants issued in conjunction with the A-1 Financing, and we have determined that the prior accounting for this transaction should be revised. Accordingly, we have reclassified the warrant from equity and preferred stock, where they were originally recorded, to a liability at fair value.  The liability is adjusted to its current fair value at the end of each reporting period.  This fair value adjustment resulted in $361,000 and $1,421,000 increases in net loss for the three and six month periods ended June 30, 2004, respectively.

Originally, the proceeds from the A-1 Financings that closed on March 23, 2004 and May 12, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred.  Under our revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature ("BCF") is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  As a result of the change in proceeds allocated to the preferred, the deemed dividend increased by $748,000 for the three months ended June 30, 2004 and decreased by $724,000 for the six months ended June 30, 2004.

Consequently, the condensed consolidated financial statements for the second quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

For the three and six months ended June 30, 2004, net loss increased to $4.2 million from $3.8 million and to $9.6 million from $8.1 million, respectively, and net loss attributable to common stockholders increased to $9.8 million from $8.7 million and $21.7 million from $21.0 million, respectively, (basic and diluted loss per share increased to $2.05 from $1.81 and to $4.69 from $4.54, respectively), each as compared to the amounts previously reported on our Form 10-Q filed on August 16, 2004.

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

In the period ended June 30, 2004, we had two nebulizer products on the market. We have an accumulated deficit of approximately $119.0 million as of June 30, 2004.  In 2002, we generated significant revenues from our planned principal operations and thus exited the development stage.  We will, however, continue to devote substantial efforts to the development of current and future products. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the costs associated with the manufacturing and marketing of our products, the expansion of our research and development activities and the general expansion of our business activities. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have primarily been equity financings, convertible debentures, product revenues, research and development revenues, license fees, royalties, and interest earned on investments.

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

Increase in Warrant Liability (restated)

The first closing of the A-1 Financing on March 23, 2004 included the issuance of warrants to purchase 4,999,810 shares of common stock, and the second closing on May 12, 2004 included the issuance of warrants to purchase 6,249,580 shares of common stock. The aggregate fair value of the warrants of $16.1 million is recorded as a liability with subsequent changes to the fair value of the warrants recorded as a non-operating item through the statement of operations.  For the three months ended June 30, 2004, the fair value of the warrants increased, resulting in non-operating losses of $361,000 and $1,421,000, respectively, for the three and six month periods ended June 30, 2004.

Dividend Related to Beneficial Conversion Feature of Preferred Stock (restated)

A beneficial conversion feature ("BCF") is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction. The first closing of the Series A-1 Convertible Preferred Stock offering on March 23, 2004, resulted in a beneficial conversion feature of $6,440,000 which was treated as a deemed dividend in the three months ended March 31, 2004.  The second closing of the A-1 Financing on May 12, 2004, resulted in a beneficial conversion feature of $5,249,000 which was also treated as a deemed dividend.  For the six months ending June 30, 2004 the total beneficial conversion feature was $11,689,000 and was treated as deemed dividends.

In addition to the deemed dividends, during the six months ending June 30, 2004 stock dividends to holders of the A-1 Preferred were declared with a market value of $399,000.  The combined value of the deemed dividends and the stock dividends appears on the Statement of Operations as dividends of $12,088,000 related to convertible preferred stock.

Liquidity and Capital Resources (restated)

Since inception, we have financed our operations primarily through equity and convertible debt financings, product revenues, research and development revenues, licensing fees, royalties, and the interest earned on related proceeds. We have received approximately $130.2 million in aggregate net proceeds from sales of our common and preferred stock through June 30, 2004, including approximately $44.5 million of net proceeds from our initial public offering in November 2000 and $31.4 million of total net proceeds from the sale of A-1 Preferred in March and May 2004.  In September and November 2003, we raised $2.0 million through the issuance of convertible notes, and, in January 2004, an additional $0.5 million was raised through the issuance of a convertible note.  We also received a short-term loan of $300,000 during March 2004.

As of June 30, 2004, we had cash and cash equivalents of approximately $24.8 million.  Net cash used in operating activities during the six months ended June 30, 2004 was $7.3 million, resulting primarily from the net loss for the period of $9.6 million.  We had additional uses of cash resulting from increases in accounts receivable of $0.4 million due to sales appearing late in the quarter and remaining uncollected at quarter end, increases of $0.2 million in inventory balances of OnQ Aerosol Generators, and payments totaling $1.5 million made to the landlord for changes in the lease, comprising past due rent, security deposit and rent reduction fees, during the quarter ended June 30, 2004.  These uses were partially offset by $0.2 million in deferred revenue, $0.9 million in prepaid expense, and non-cash related charges related to the increase of warrant liability of $1.4 million, depreciation of $0.6 million, amortization of note discounts of $0.5 million, amortization of deferred stock compensation of $0.2 million, and disposal of property of $0.8 million due to the consolidation into the first floor of our Mountain View facility and the subsequent write-off of the leasehold improvements that had been made to the second floor.

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

For the six months ended June 30, 2004, net cash used in investing activities was $0.1 million, consisting primarily of property and equipment acquisitions associated with process improvements.  For the three months ended June, 2003, net cash provided by investing activities was $5.4 million consisting primarily of proceeds from maturing available-for-sale securities of $5.6 million, partially offset by $0.2 million of property and equipment acquisitions associated with process improvements.

Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2004, consisting of $30.9 million in net proceeds from issuance of A-1 Preferred and associated common stock warrants, and $0.8 million in net proceeds from the issuance of debentures and convertible debentures, partially offset by the repayment of a $0.3 million debenture.  Net cash provided by financing activities for the six months ending June 30, 2003 was $0.1 million, consisting of repayment of a note receivable from a stockholder, and the issuance of common stock through the employee stock purchase program.

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

We have never been profitable. Through June 30, 2004, we have incurred an accumulated deficit of approximately $119.0 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

Item 4.           Controls and Procedures (restated)

We have restated our financial results for the quarter ended June 30, 2004 to reflect adjustments to our previously reported financial information.  The restatement arose due to an error related to the initial valuation, classification, and subsequent account of the warrants issued in connection with the issuances of our Series A-1 Convertible Preferred Stock on March 23, 2004 and May 12, 2004.

In connection with the restatement of our financial results for the three and six months ended June 30, 2004, we have identified material weaknesses in our internal controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We have determined that the disclosure controls and procedures were not effective because they failed to identify the errors which led to the restatement.  In response, in March 2005, we implemented a policy that requires for any future issuance of complex equity and derivative instruments or complex transactions, an outside expert with experience concerning the related accounting issues will be consulted, or additional internal staff will be trained or hired.  In addition, enhanced review and documentation procedures have been implemented in our accounting process in order to ensure accuracy of all accounting entries.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls during the quarter ended June 30, 2004, and there have been no changes in our internal controls or in other factors that could significantly affect those controls during the period covered by this report.

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

On March 23, 2004, we completed the first closing of the A-1 Financing, resulting in the sale and issuance of 499,981 shares of A-1 Preferred and warrants to purchase 4,999,810 shares of the Company’s common stock, in exchange for gross proceeds of $14,999,430. On May 12, 2004, Aerogen completed the second and final closing of the A-1 Financing, and issued an additional 642,113 shares of A-1 Preferred and warrants to purchase 6,249,580 shares of common stock for gross proceeds of $17.7 million. Under the terms of the A-1 Financing, the Company terminated the Rights Agreement between it and Mellon Investor Services LLC on March 19, 2004.

As part of the A-1 Financing, SF Capital and the Carpenter Trust exchanged the outstanding secured convertible debentures previously issued to them for an aggregate of 52,232 shares of A-1 Preferred.  The exchange occurred on May 12, 2004.  Upon exchange, SF Capital also received a warrant to acquire 350,770 shares of common stock at an exercise price of $3.25 in connection with its debt exchange.  The Carpenter Trust did not receive a new warrant in connection with the exchange of its debenture.

The issuances of the A-1 Preferred, convertible debentures, warrants and common stock described in this section titled “Sales of Unregistered Securities” were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

Our 2004 Annual Meeting of Stockholders was held on May 10, 2004 at 2:00 pm local time at our headquarters at 2071 Stierlin Court, Suite 100, Mountain View, California.  A summary of the votes cast at our 2004 Annual Meeting of Stockholders appears below.  As of April 15, 2004, the record date for the Annual meeting, there were 4,783,695 shares of Common Stock and 499,981 shares of A-1 Preferred issued and outstanding.  3,559,254 (74.40%) shares of Common Stock and 490,579 (98.12%) shares of A-1 Preferred entitled to vote were represented either in person or by proxy at the Annual Meeting.  The matters voted on at the meeting and the votes cast are as follows:

The proposal to approve the issuance of A-1 Preferred and warrants to purchase Common Stock pursuant to a Preferred Stock financing received the following votes:

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

Aerogen, Inc.
(Registrant)

Dated: April 15, 2005	By:	/s/ JANE E. SHAW
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer

Dated: April 15, 2005	By:	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

Exhibit List

No.	Note	Description of Exhibit Document

10.12.1	(1)	Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(1)	Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(2)*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America Inc.
10.18	(3)	First Amendment to Distribution, Manufacturing and Supply Agreement, dated as of January 30, 2004, by and between the Company and Medical Industries America Inc.
31.1		Certification required by Rules 13a-15(3) and 15d-15(e)
31.2		Certification required by Rules 13a-15(3) and 15d-15(e)

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