Form 10-Q/A
period 2004-09-30
AEROGEN INC
filed 2005-04-18
CIK 1039160

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Aerogen’s Form 10-Q for the quarter ended September 30, 2004 is to restate our financial statements to correct an error in the accounting for warrants to purchase common stock issued during fiscal 2004 as further discussed in Note 2 to the condensed consolidated financial statements.  No attempt has been made in the Form 10-Q/A to modify or update any disclosures except as required to reflect the impact of this restatement.

Aerogen, Inc.

Form 10-Q

Table of Contents

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,271	$762
Accounts receivable	935	445
Inventories, net	893	301
Prepaid expenses and other current assets	1,206	428
Total current assets	23,305	1,936

Property and equipment, net	3,157	3,901
Goodwill and other intangible assets, net	1,896	1,931
Restricted cash	—	1,200
Other assets	449	608
Total assets	$28,807	$9,576

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,094	$937
Deferred revenue, current	529	500
Convertible debentures, net	—	1,486
Accrued liabilities	1,903	1,194
Total current liabilities	3,526	4,117

Deferred rent	204	1,658
Deferred revenue, non-current	1,903	1,875
Warrant liability	11,816	—
Other long-term liabilities	241	246
Total liabilities	17,690	7,896

Redeemable convertible preferred stock Convertible preferred stock, par value $0.001:
Authorized: 5,000 shares; issued and outstanding:
1,142 shares at September 30, 2004 and no shares at December 31, 2003
(Liquidation preference: $34,260 at September 30, 2004)	16,351	—

Stockholders’ equity (deficit):
Common stock, par value $0.001: Authorized: 95,000 shares; issued and outstanding: 4,870 shares at September 30, 2004 and 4,396 shares at December 31, 2003	5	4
Additional paid-in capital	111,527	110,991
Notes receivable from stockholders	(289)	(280)
Deferred stock-based compensation, net	—	(264)
Accumulated other comprehensive income	912	700
Accumulated deficit	(117,389)	(109,471)
Total stockholders’ equity (deficit)	(5,234)	1,680
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$28,807	$9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Revenues:
Product sales	$883	$394	$2,983	$2,660
Research and development	—	—	—	166
Royalty and other	330	125	1,024	375
Total revenues	1,213	519	4,007	3,201

Costs and expenses:
Cost of products sold	809	249	2,803	1,694
Research and development	3,280	2,891	8,072	9,111
Selling, general and administrative	1,451	1,506	4,780	4,860
Total costs and expenses	5,540	4,646	15,655	15,665

Loss from operations	(4,327)	(4,127)	(11,648)	(12,464)

Interest income (expense), net	79	(127)	(456)	(75)
Decrease/(increase) warrant liability	5,742	—	4,321	—
Other income (expense), net	158	(101)	(135)	265

Net income (loss)	1,652	(4,355)	(7,918)	(12,274)

Allocation of income to participating preferred stockholders	(801)	—	—	—
Dividends related to convertible preferred stock	(514)	—	(12,602)	—

Net income (loss) attributable to common stockholders	$337	$(4,355)	$(20,520)	$(12,274)

Net income (loss) per share attributable to common stockholders, basic and diluted
Basic	$0.07	$(1.06)	$(4.39)	$(3.00)
Diluted	$0.07	$(1.06)	$(4.39)	$(3.00)
Weighted – average shares used in computing net income (loss) per share attributable to common stockholders, basic and diluted
Basic	4,795	4,105	4,678	4,094
Diluted	4,899	4,105	4,678	4,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Restated)
Cash flows from operating activities:
Net loss	$(7,918)	$(12,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926	966
Decrease in warrant liability	(4,321)	—
Changes in inventory reserves	—	8
(Gain) / loss on disposal of property and equipment	755	(25)
Accrued interest on notes receivable from stockholders	(10)	(7)
Amortization of notes discount on convertible notes	522	131
Amortization of premium on available for sales securities	—	6
Amortization of deferred stock-based compensation	264	763
Changes in operating assets and liabilities:
Accounts receivable	(491)	(794)
Inventories	(593)	73
Prepaid expenses and other current assets	419	608
Accounts payable	163	(55)
Accrued liabilities	293	(63)
Deferred rent	(1,454)	478
Deferred revenue	57	1,292
Other	24	2
Net cash used in operating activities	(11,364)	(8,891)

Cash flows from investing activities:
Acquisition of property and equipment	(597)	(285)
Proceeds from maturities of available-for-sale securities	—	5,615
Net cash provided by (used in) investing activities	(597)	5,330

Cash flows from financing activities:
Proceeds from issuance of common stock	7	23
Proceeds from issuance of preferred stock and warrants, net	30,928	—
Proceeds from issuance of convertible debenture	505	950
Repayment of note receivable from stockholder	—	165
Net cash provided by financing activities	31,440	1,138

Effect of exchange rate changes on cash	30	(317)

Net increase (decrease) in cash and cash equivalents	19,509	(2,740)

Cash and cash equivalents at beginning of period	762	3,266

Cash and cash equivalents at end of period	$20,271	$526

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt and interest into common stock	$585	$—
Beneficial conversion feature of preferred stock	$11,689	$—
Conversion of convertible debt and interest into preferred stock	$1,567	$—
Issuance of stock dividend	$913	$—

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

Warranty

The Company offers a warranty of certain products and records a liability for the estimated future costs associated with warranty claims, which is based on historical experience and the Company’s estimated level of future costs. Warranty costs are reflected in the statements of operations as a cost of products sold. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2004 and 2003 is as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss)	$1,652	$(4,355)	$(7,918)	$(12,274)
Foreign currency translation adjustments	26	152	212	(119)

Comprehensive income (loss)	$1,678	$(4,203)	$(7,706)	$(12,393)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share as follows:

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003
	(Restated)		(Restated)

Net income (loss)	$1,652	$(4,355)	$(7,918)	$(12,274)
Deemed dividend on preferred stock	—	—	(11,689)	—
Allocation of income to participating preferred stockholders	(801)	—	—	—
Accrued dividend on preferred stock	(514)	—	(913)	—

Net income (loss) attributable to common stockholders	$337	$(4,355)	$(20,520)	$(12,274)

Net income (loss) per share attributable to common stockholders - basic
Weighted-average common shares outstanding	4,795	4,105	4,678	4,095
Less weighted-average shares subject to repurchase	—	—	—	1
Weighted-average shares used in computing basic net income (loss) per common share	4,795	4,105	4,678	4,094

Net income (loss) per share, basic	$0.07	$(1.06)	$(4.39)	$(3.00)

Net income (loss) per share attributable to common stockholders - diluted
Weighted-average common shares outstanding	4,795	4,105	4,678	4,094
Effect of dilutive stock options and warrants	104	—	—	—
Weighted-average shares used in computing diluted net income (loss) per common share	4,899	4,105	4,678	4,094

Net income (loss) per share, diluted	$0.07	$(1.06)	$(4.39)	$(3.00)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net income (loss) - as reported	$1,652	$(4,355)	$(7,918)	$(12,274)

Add: stock-based compensation included in reported net loss	49	247	264	747

Deduct: total stock-based employee compensation determined under fair value based method for all awards	(650)	(227)	(972)	(877)

Net income (loss) - pro forma	$1,051	$(4,335)	$(8,626)	$(12,404)

Net income (loss) per share attributable to common stockholders, as reported
Basic	$0.07	$(1.06)	$(4.39)	$(3.00)
Diluted	$0.07	$(1.06)	$(4.39)	$(3.00)

Net income (loss) per share attributable to common stockholders, pro forma
Basic	$0.07	$(1.06)	$(4.54)	$(3.03)
Diluted	$0.07	$(1.06)	$(4.54)	$(3.03)

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

Note 2 – RESTATEMENT

On March 9, 2005, the Company issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with the Company’s Series A-1 Convertible Preferred Stock financing (see NOTE 3).  The Company has reclassified the warrants from equity and preferred stock, where it was originally recorded, to a liability at fair value.  The liability is adjusted to its current fair value at the end of each reporting period.  This fair value adjustment resulted in a $5.7 million and $4.3 million decrease in net loss for the three and nine month periods ended September 30, 2004.

Originally, the proceeds from the Series A-1 Convertible Preferred Stock  (the “A-1 Preferred”) financing on March 23, 2004 and May 12, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred.  Under the Company’s revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction. As a result of the change in the proceeds allocated to the preferred, the deemed dividend related to our preferred financing decreased by $724,000 for the nine months ended September 30, 2004.

Consequently, the condensed consolidated financial statements for the third quarter of 2004 are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows:

	Condensed Consolidated Balance Sheet September 30, 2004

	As restated	As Previously reported

Warrant liability	$11,816	$—
Total liabilities	17,690	5,874
Redeemable convertible preferred stock	16,351	12,573
Additional paid-in capital	111,527	131,442
Accumulated deficit	(117,389)	(121,710)
Total stockholders’ equity (deficit)	(5,234)	10,360

	Statement of Operations for the three months ended September 30, 2004		Statement of Operations for the nine months ended September 30, 2004
	As restated	As Previously reported	As restated	As Previously reported

Decrease in warrant liability	$5,742	$—	$4,321	$—
Net income (loss)	1,652	(4,090)	(7,918)	(12,239)
Dividends related to convertible preferred stock	(514)	(514)	(12,602)	(13,327)
Net income (loss) attributable to common stockholders	337	(4,604)	(20,520)	(25,566)
Net income (loss) per share, basic and diluted	$0.07	$(0.96)	$(4.39)	$(5.47)
Net income (loss) per share, diluted	$0.07	$(0.96)	$(4.39)	$(5.47)

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

In the first closing, the Company issued 499,981 shares of A-1 Preferred convertible into 4,999,810 shares of common stock, and issued warrants to purchase 4,999,810 shares of common stock, for gross proceeds to the Company of $14,999,000.  The aggregate fair value of the warrants of $8,200,000 was recorded as a liability, with the remaining net proceeds of $6,440,000 recorded as preferred stock. The warrants expire in March 2009.  The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $6,440,000, which was treated as a deemed dividend.

On May 12, 2004, the Company completed the second and final closing of the A-1 Financing. In the second closing, the Company issued 642,113 shares of A-1 Preferred convertible into 6,421,130 shares of common stock, and issued warrants to purchase 6,249,580 shares of common stock, for gross proceeds to the Company of $17,696,000.  The aggregate fair value of the warrants of $7,937,000 was recorded as a liability, with the remaining net proceeds of $9,397,000 recorded as preferred stock. The warrants expire in March 2009.    The difference between the conversion price and the fair market value of the A-1 Preferred on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,249,000, which was treated as a deemed dividend.

The fair value of the warrants and corresponding liability is re-measured at each reporting period with any change in the fair value being recorded as a non-operating item in the statement of operations.  The aggregate fair value of the warrants decreased during the three and nine months ended September 30, 2004, which resulted in the Company recording a gain of $5,742,000 and $4,321,000, respectively, for the three and nine month periods ended September 30, 2004.  The fair value of the warrant is determined at each reporting period using a value model which takes into consideration a variety of assumptions, including stock price, stock volatility and risk free rate.

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

Restatement

On March 9, 2005, we issued a press release and filed a Current Report on Form 8-K announcing that an error had been identified relating to the classification of the warrants issued in connection with our Series A-1 Convertible Preferred Stock (“the “A-1 Preferred”) financing (the”A-1 Financing”) (see NOTE 3).  The Company has identified errors related to the initial valuation, classification, and subsequent accounting of the warrants issued in conjunction with the A-1 Financing, and we have determined that the prior accounting for this transaction should be revised. Accordingly, we have reclassified the warrants from equity and preferred stock, where they were originally recorded, to a liability.  The liability is adjusted to its fair value at the end of each reporting period.  This fair value adjustment resulted in a $5.7 million and $4.3 million decrease in net loss for the three and nine month periods ended September 30, 2004.

Originally, the proceeds from the A-1 Financing that closed on March 23, 2004 and May 12, 2004 were allocated on a pro rata basis using the estimated fair market value of the warrants and A-1 Preferred.  Under our revised accounting, however, proceeds are first allocated to the warrant liability based on its fair market value, and then residual proceeds are allocated to the A-1 Preferred.  This change in allocation has the result of substantially reducing the proceeds allocated to the A-1 Preferred.  A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred shareholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  As a result of the change in the proceeds allocated to the preferred, the deemed dividend decreased by $724,000 for the nine months ended September 30, 2004.

Consequently, the condensed consolidated financial statements are restated in this Form 10-Q/A.  These restated condensed consolidated financial statements reflect adjustments relating to the classification and valuation of the warrants.

As compared to the amounts previously reported on our Form 10-Q filed on November 15, 2004, for the three months ended September 30, 2004, net income increased to $1.7 million from a net loss of $4.1 million, and net income attributable to common stockholders increased to $0.3 million from a net loss attributable to stockholders of $4.6 (basic and diluted net income per share increased to $0.07 from a loss per share of $0.96). For the nine months ended September 30, 2004, the net loss decreased to $7.9 million from a net loss of $12.2 million, and net loss attributable to common stockholders decreased to $20.5 million from $25.6 million, (basic and diluted net loss per share decreased to $4.39 from $5.47).

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

In the period ended September 30, 2004, we had two nebulizer products on the market. We have an accumulated deficit of approximately $117.4 million as of September 30, 2004.  In 2002, we generated significant revenues from our planned principal operations and thus exited the development stage.  We will, however, continue to devote substantial efforts to the development of current and future products. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the costs associated with the manufacturing and marketing of our products, the expansion of our research and development activities and the general expansion of our business activities. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have primarily been equity financings, convertible debentures, product revenues, research and development revenues, license fees, royalties, and interest earned on investments.

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

Increase in Warrant Liability (restated)

The first closing of the A-1 Financing on March 23, 2004 included the issuance of warrants to purchase 4,999,810 shares of common stock, and the second closing on May 12, 2004 included the issuance of warrants to purchase 6,249,580 shares of common stock. The aggregate fair value of the warrants of $16.1 million is recorded as a liability with subsequent changes to the fair value of the warrants recorded as a non-operating item through the statement of operations.  For the three months ended September 30, 2004, the fair value of the warrants decreased from $17.5 million to $11.8 million, resulting in a gain of $5.7 million in the three month period ending September 30, 2004.  For the nine month period ended September 30, 2004, the fair value of the warrants decreased from $16.1 million to $11.8 million, resulting in a gain of $4.3 million.

Dividend Related to Beneficial Conversion Feature of Preferred Stock (restated)

A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders based on the difference between the proceeds allocated to the preferred stock and the transaction date fair market value of the common stock issuable upon conversion, in an amount not to exceed the proceeds allocated to the preferred stock in the transaction.  The first closing of the Series A-1 Convertible Preferred Stock offering on March 23, 2004, resulted in a beneficial conversion feature of $6,440,000 which was treated as a deemed dividend in the three months ended March 31, 2004.  The second closing of the A-1 Financing on May 12, 2004, resulted in a beneficial conversion feature of $5,249,000 which was also treated as a deemed dividend.  For the nine months ended September 30, 2004 the total beneficial conversion feature was $11,689,000.

In addition to the deemed dividends, during the three and nine months ended September 30, 2004 stock dividends to holders of the A-1 Preferred were declared with a market value of $514,000 and $913,000, respectively.  The combined value of the deemed dividends and the stock dividends appears on the Statements of Operations as dividends of $12,602,000 related to convertible preferred stock.

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

As of September 30, 2004, we had cash and cash equivalents of approximately $20.3 million.  Net cash used in operating activities during the nine months ended September 30, 2004 was $11.4 million, resulting primarily from the net loss for the period of $7.9 million, increased by a non-cash decrease in warrant liability of $4.3 million.  We had additional uses of cash resulting from increases in accounts receivable of $0.5 million due to higher sales volume and increases in royalty receivables, $0.6 million in increased inventory balances of OnQ Aerosol Generators, and payments totaling $1.5 million made to the landlord for changes in the lease, comprised of past due rent, security deposit and rent reduction fees.  These uses were partially offset by non-cash related charges of $0.3 million of amortized deferred stock-based compensation, depreciation of $0.9 million, amortization of note discounts of $0.5 million, and disposal of property and equipment of $0.8 million due to the consolidation into the first floor of our Mountain View facility and the subsequent write-off of the leasehold improvements that had been made to the second floor.

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

Twelve investors in our Series A-1 Convertible Preferred Stock (The A-1 Preferred”) own equity securities that, if all such securities were converted into common stock, would represent ownership of approximately 86% of the outstanding common shares of the Company. While each of these investors is contractually prohibited from owning more than 4.99% of the Company’s common stock at any one time, any investor can waive this limitation as to the shares it holds upon 61 days’ written notice to the Company.  As few as eleven of the A-1 Preferred investors, or investors to whom the A-1 securities are resold, could acquire in excess of 50% of the voting securities of the Company without exceeding this limitation.  On November 3, 2004 the Xmark Funds delivered to us a written waiver of this limitation, thereby permitting the conversion of any or all of their A-1 Preferred into common stock at any time on or after January 3, 2005.  Based upon the number of the Company’s common shares outstanding as of November 5, 2004, if the Xmark Funds were to convert all of their A-1 Preferred, and no other holder of A-1 Preferred were to convert, then the total number of shares of outstanding Aerogen common stock would increase to at least 6,570,425 shares, of which the Xmark Funds would own at least 1,685,596 shares, or 25.65%. To our knowledge, the A-1 Preferred investors have not acted as a group in seeking, negotiating, or making their investment in the Company, and consider themselves to be independent investors. Due to the termination of our rights plan, there can be no assurance that further concentration of ownership will not occur, or that these securities will not be resold to different investors who may or may not act as a group.

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

We have never been profitable. Through September 30, 2004, we have incurred an accumulated deficit of approximately $117.4 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

Item 4.           Controls and Procedures (restated)

We have restated our financial results for the quarter ended September 30, 2004 to reflect adjustments to our previously reported financial information.  The restatement arose due to an error related to the initial valuation, classification, and subsequent account of the warrants issued in connection with the issuances of our Series A-1 Convertible Preferred Stock on March 23, 2004 and May 12, 2004.

In connection with the restatement of our financial results for the three and nine months ended September 30, 2004, we have identified material weaknesses in our internal controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  We have determined that the disclosure controls and procedures were not effective because they failed to identify the errors which led to the restatement.  In response, in March 2005, we implemented a policy that requires for any future issuance of complex equity and derivative instruments or complex transactions, an outside expert with experience concerning the related accounting issues will be consulted, or additional internal staff will be trained or hired.  In addition, enhanced review and documentation procedures have been implemented in our accounting process in order to ensure accuracy of all accounting entries. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how designed and operated can provide only reasonable assurance of achieving the desired control objectives. It should be noted that the design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote

In addition, we reviewed our internal controls during the quarter ended September 30, 2004, and there have been no adverse changes in our internal controls or in other factors that could significantly affect those controls during the period covered by this report.  We did, however, complete the implementation of an Enterprise Resource Planning (“ERP”) software system in both our Mountain View, CA and Galway, Ireland facilities.  This system now enables the Company to electronically process all accounting transactions for both the parent and subsidiary, including general ledger, purchasing, payables, inventory and receivables management, and provides full electronic audit trail capability and reporting for all such transactions.

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