Form 10-K/A
period 2004-12-31
AEROGEN INC
filed 2005-04-19
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-31913

AEROGEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0488580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.
2071 Stierlin Court, Suite 100 Mountain View, CA	94043 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price on the Nasdaq SmallCap Market reported on June 30, 2004 was $12,619,359. Shares of common stock held by each executive officer, director and each person who is known by the Registrant to own 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates; share ownership information of certain persons known by the Registrant to own great than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13Gs filed with the Commission and is as of June 30, 2004. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding on March 31, 2005 was 7,298,834.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on April 15, 2005, solely for the purpose of amending Exhibit 23.1 and the tables included in the Notes to Consolidated Financial Statements on pages 74 and 75 in the Annual Report on Form 10-K. This amendment only changes the Annual Report by amending Exhibit 23.1 and correcting clerical errors in the tables included in the Notes to Consolidated Financial Statements on pages 74 and 75, which summarize unaudited historical quarterly financial data that were the subject of our 10-Q/As filed on April 18, 2005; no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

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

The following tables present certain unaudited, consolidated, quarterly financial information for the last eight quarters ended December 31, 2004:

	Fiscal 2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Restated)	(Restated)	(Restated)
Total revenues	$1,099	$1,695	$1,213	$2,241
Gross margin	112	(6)	74	197
Loss from operations	(3,576)	(3,745)	(4,327)	(4,129)
Net income (loss)	(5,415)	(4,155)	1,652	(2,156)
Net income (loss) attributable to common shareholders	$(11,875)	$(9,783)	$337	$(1,850)
Net income (loss) per common share, basic and diluted	$(2.66)	$(2.05)	$0.07	$(0.37)

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

	Condensed Consolidated Statement of Operations for the three months ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As restated	As Previously reported	As restated	As Previously reported	As restated	As Previously reported
Decrease in warrant liability	$(1,060)	$—	$(361)	$—	$5,742	$—
Net income (loss)	(5,415)	(4,355)	(4,155)	(3,794)	1,652	(4,090)
Dividends related to convertible preferred stock	(6,460)	(7,932)	(5,628)	(4,881)	(514)	(514)
Net income (loss) attributable to common stockholders	(11,875)	(12,287)	(9,783)	(8,675)	337	(4,604)
Net income (loss) per share, basic and diluted	(2.66)	(2.76)	(2.05)	(1.81)	0.07	(0.96)

	Condensed Consolidated Balance Sheets
	As restated	As Previously reported	As restated	As Previously reported	As restated	As Previously reported
Warrant liability	$9,260	$—	$17,558	$—	$11,816	$—
Total liabilities	17,120	7,860	22,832	5,274	17,690	5,874
Redeemable convertible preferred stock	6,440	8,072	16,351	12,573	16,351	12,573
Additional paid-in capital	112,167	118,735	111,779	131,694	111,527	131,442
Accumulated deficit	(114,886)	(113,826)	(119,041)	(117,620)	(117,389)	(121,710)
Total stockholders’ equity (deficit)	(2,327)	5,301	(6,705)	14,631	(5,234)	10,360

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of April, 2005.

AEROGEN, INC.
By:	/s/ JANE E. SHAW, PH.D.
Jane E. Shaw, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date
/s/ JANE E. SHAW		Chairman and Chief Executive Officer	April 15, 2005
Jane E. Shaw		(Principal Executive Officer)
*		Director	April 15, 2005
Phyllis I. Gardner
*		Director	April 15, 2005
Yehuda Ivri
*		Director	April 15, 2005
Jean-Jacques Bienaimé
*		Director	April 15, 2005
Robert L. Roe
*		Director	April 15, 2005
Bernard Collins
/s/ ROBERT S. BREUIL		Chief Financial Officer and Vice President Development	April 15, 2005
Robert S. Breuil		(Principal Financial and Accounting Officer)
* By:	/s/ JANE E. SHAW
JANE E. SHAW
ATTORNEY-IN-FACT

INDEX TO EXHIBITS

No.	Note	Description of Exhibit Document
3.2	(7)	Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(8)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)	Amended and Restated Bylaws of Aerogen, Inc.
3.5	(6)	Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.1	(1)

Fourth Amended & Restated Information and Registration Rights Agreement dated July 7, 2000 between Aerogen, Inc. and holders of Aerogen, Inc. Series A, Series B, Series C, Series D, Series E, and Series F preferred stock and holders of warrants to purchase Aerogen, Inc. common stock or Series C preferred stock

4.2	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)	Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(9)	Loan and Securities Purchase Agreement, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. (“SF Capital”).
4.5	(9)	Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.6	(8)	Debenture dated as of November 3, 2003, issued by the Company to SF Capital
4.7	(8)	Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.8	(10)	Amendment to Secured Convertible Debenture, dated January 7, 2004, by and between the Company and SF Capital
4.9	(10)	Amendment No. 2 to Secured Convertible Debenture and Consent, dated as of January 20, 2004, by and between the Company and SF Capital
4.10	(10)	Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the “Trust”)
4.11	(10)	Debenture, dated as of January 23, 2004, issued by the Company in favor of the Trust.
4.12	(10)	Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(10)	Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust
4.14	(11)	Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(11)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(11)	Form of Warrant
4.17	(11)	Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(11)	Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement

4.19	(11)	Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
4.20	(11)	Amendment to Secured Convertible Debentures, dated as of March 1, 2004, by and between the Company and SF Capital
4.21	(11)	Amendment No. 1 to Secured Convertible Debenture and Consent, dated as of March 1, 2004, by and between the Company and the Carpenter Trust
4.22	(11)	Secured Debenture, dated March 12, 2004, issued by the Company to SF Capital
4.23	(11)	Amendment No. 1 to Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
4.24	(11)	Amendment No. 1 to IP Security Agreement, dated as of March 11, 2004, by and between the Company and SF Capital
10.1	(1)	Form of Indemnity Agreement
10.2	(3)	Amended and Restated 1994 Stock Option Plan
10.4	(2)	2000 Equity Incentive Plan
10.5	(2)	2000 Non-Employee Directors’ Stock Option Plan
10.6	(2)	2000 Employee Stock Purchase Plan
10.10	(2)	Amended and Restated 1996 Stock Option Plan
10.11	(4)	Aerogen, Inc. Restated Executive Severance Benefit Plan
10.12	(5)	Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(13)	Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(13)	Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(8)*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America, Inc.
21.1	(12)	Subsidiaries of Aerogen, Inc.
23.1	(14)	Consent of Independent Registered Public Accounting Firm
31.1	(14)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	(14)	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	(14)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(9)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2003.

(10)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 5, 2004.

(11)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 2004.

(12)   Previously filed with the Company’s Form 10-K for the year ended December 31, 2003.

(13)   Previously filed with the Company’s Form 10-K/A for the year ended December 31, 2003.

(14)   Filed herewith.

*                    Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission.