Form 10-Q
period 2005-06-30
AEROGEN INC
filed 2005-07-27
CIK 1039160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 25, 2005, there were 8,337,246 shares of the Registrant’s Common Stock, par value $0.001, outstanding.

Aerogen, Inc.

Form 10-Q

Part I.     Financial Information

Item  1.   Condensed Consolidated Financial Statements

Aerogen, Inc.

Condensed Consolidated Balance Sheets

(unaudited; in thousands)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,916	$16,883
Accounts receivable	1,241	1,225
Inventories, net	743	775
Prepaid expenses and other current assets	869	942
Total current assets	11,769	19,825

Property and equipment, net	2,691	2,964
Goodwill	1,725	1,951
Intangible assets, net	130	147
Other assets	509	868
Total assets	$16,824	$25,755

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$589	$1,043
Deferred revenue, current	430	500
Dividend payable	411	1,094
Accrued liabilities	1,754	1,873
Total current liabilities	3,184	4,510

Deferred rent	293	234
Deferred revenue, non-current	1,925	1,848
Warrant liability	—	10,296
Other long-term liabilities	—	267
Total liabilities	5,402	17,155

Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.001: Authorized: 5,000 shares; issued and outstanding: 912 and 1,194 shares at June 30, 2005 and December 31, 2004, respectively (Liquidation preference: $27,362 at June 30, 2005)	13,104	15,749

Stockholders’ deficit:
Common stock, par value $0.001: Authorized: 95,000 shares; issued and outstanding: 8,087 and 5,318 shares at June 30, 2005 and December 31, 2004, respectively	8	6
Additional paid-in capital	117,797	111,691
Notes receivable from stockholders	(282)	(292)
Accumulated other comprehensive income	1,144	991
Accumulated deficit	(120,349)	(119,545)
Total stockholders’ deficit	(1,682)	(7,149)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$16,824	$25,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Operations

(unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Product sales	$1,380	$1,251	$2,454	$2,100
Research and development	57	—	89	—
Royalty and other	478	444	1,009	694
Total revenues	1,915	1,695	3,552	2,794

Costs and expenses:
Cost of products sold	1,291	1,257	2,268	1,994
Research and development	2,502	2,537	5,609	4,099
Selling, general and administrative	2,044	1,646	3,770	4,022
Total costs and expenses	5,837	5,440	11,647	10,115

Loss from operations	(3,922)	(3,745)	(8,095)	(7,321)

Interest income (expense), net	82	25	168	(535)
Decrease (increase) in warrant liability	3,611	(361)	7,574	(1,421)
Other expense, net	(243)	(74)	(451)	(293)

Net loss	(472)	(4,155)	(804)	(9,570)

Dividends related to convertible preferred stock	(410)	(5,628)	(839)	(12,088)

Net loss attributable to common stockholders	$(882)	$(9,783)	$(1,643)	$(21,658)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(2.05)	$(0.24)	$(4.69)

Weighted - average shares used in computing net loss per share attributable to common stockholders, basic and diluted	7,654	4,783	6,769	4,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Aerogen, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30
	2005	2004
Cash flows from operating activities:
Net loss	$(804)	$(9,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in warrant liability	(7,574)	1,421
Depreciation and amortization	573	576
Changes in inventory reserves	81	—
Disposal of property and equipment	—	755
Accrued interest on notes receivable from stockholders	(7)	(6)
Stock-based compensation	7	215
Amortization of discount on convertible notes	—	522
Unrealized foreign exchange loss	530	—
Changes in operating assets and liabilities:
Accounts receivable	(127)	(396)
Inventories	(106)	(230)
Restricted cash	—	1,200
Prepaid expenses and other current assets	24	(274)
Accounts payable	(405)	(41)
Accrued liabilities	(142)	(42)
Deferred rent	60	(1,484)
Deferred revenue	7	180
Other	117	(100)
Net cash used in operating activities	(7,766)	(7,274)

Cash flows from investing activities:
Acquisition of property and equipment	(60)	(141)
Net cash used in investing activities	(60)	(141)

Cash flows from financing activities:
Proceeds from issuance of common stock	50	6
Proceeds from issuance of preferred stock and warrants, net	—	30,928
Proceeds from issuance of convertible debenture	—	505
Repayment of borrowings	(235)	—
Repayment of shareholder notes	18	—
Net cash provided by (used in) financing activities	(167)	31,439

Effect of exchange rate changes on cash	26	35

Net increase (decrease) in cash and cash equivalents	(7,967)	24,059

Cash and cash equivalents at beginning of period	16,883	762

Cash and cash equivalents at end of period	$8,916	$24,821

Supplemental disclosure of noncash investing and financing activities:
Preferred stock converted to common stock	$2,645	$—
Warrant liability converted to equity	$2,722	$—
Issuance of common stock related to preferred stock dividend	$1,523	$—

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

These condensed consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The continued operation of the Company is dependent on its ability to obtain adequate funding and eventually establish profitable operations. As of June 30, 2005, Aerogen had cash and cash equivalents of approximately $8.9 million.  Based on its current expectations of sales and royalty levels and operating costs, existing capital resources will not enable the Company to maintain current and planned operations beyond the first quarter of 2006; however, if it does not achieve expected product sales and royalties, Aerogen’s cash balance may not sustain planned operations beyond the end of 2005.  Aerogen is pursuing a number of alternatives to maximize stockholder value, including the sale of all or part of the Company, collaborative partnerships and the licensing or sale of certain intellectual property, and has retained financial advisors to assist the Company in such pursuits.  If these efforts are not successful, the Company would need to raise additional capital before the end of 2005 to continue normal operations.  A preferred stockholder has, however, publicly stated in March 2005 that it would exercise its veto right to prevent the Company from raising any equity capital.  Licensing or collaborative arrangements, if necessary to raise additional funds, may require the Company to relinquish rights to either certain of its products or technologies or desirable marketing territories, or all of these, and would also most likely require the approval of the same preferred stockholder.

On July 19, 2005, the Company received a notice from the Nasdaq Listing Qualifications Panel that our appeal of the Nasdaq’s Staff decision to delist our common stock had been denied, and that our stock would be delisted from the Nasdaq SmallCap Market on July 20, 2005.  The Company continues to trade on the Pink Sheets.

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

The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the operating results that may be reported for the fiscal year ending December 31, 2005, or for any other future period.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value.  Inventories are summarized as follows:

	June 30, 2005	December 31, 2004

Raw materials	$448	$499
Work-in-process	294	228
Finished goods	1	48
Inventories, net	$743	$775

Accrued Liabilities

Accrued liabilities are summarized as follows:

	June 30, 2005	December 31, 2004

Compensation and benefits	$786	$580
Warranty accrual	212	251
Other accrued liabilities	756	1,042
	$1,754	$1,873

Warranty

The Company offers a warranty of certain products and records a liability for the estimated future costs associated with warranty claims, which is based on historical experience and the Company’s estimated level of future costs. Warranty costs are reflected in the statement of operations as a cost of products sold. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004

Warranty accrual at the beginning of the period	$251	$138

Accruals for warranties issued during the period	93	45

Settlements made in kind during the period	(132)	(62)

Ending warranty accrual	$212	$121

Other Comprehensive Loss

Other comprehensive loss represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders.  Foreign currency translation gains and losses represent the only components of comprehensive loss that are excluded from the Company’s net loss.  Total comprehensive loss during the three and six months ended June 30, 2005 and 2004 consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(472)	$(4,155)	$(804)	$(9,570)
Foreign currency translation adjustments	272	69	282	186

Comprehensive loss	$(200)	$(4,086)	$(522)	$(9,384)

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of issued and issuable shares outstanding for the period. Diluted net loss per share is computed giving effect to all potentially dilutive shares, including options, convertible debentures, convertible preferred stock and warrants.  Options, convertible debentures, convertible preferred stock and warrants are not included in the diluted net loss per share calculations for periods in which the effect would be anti-dilutive.  During all of the periods indicated below, all such securities were anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(472)	$(4,155)	$(804)	$(9,570)

Deemed dividend on preferred stock	—	(5,249)	—	(11,689)
Accrued dividend on preferred stock	(410)	(379)	(839)	(399)

Net loss attributable to common stockholders	$(882)	$(9,783)	$(1,643)	$(21,658)

Weighted-average shares used in computing basic and diluted net loss per common share attributable to common stockholders	7,654	4,783	6,769	4,620
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(2.05)	$(0.24)	$(4.69)

The following outstanding options, warrants, convertible preferred stock (on an as-converted basis), and shares issuable through the Company’s Employee Stock Purchase Plan (the “ESPP”) were excluded from the computation of diluted net loss per share as they all had an anti-dilutive effect:

	June 30,
	2005	2004

Options to purchase common stock	4,236	3,863
Shares issuable through ESPP	66	—
Warrants	11,767	11,772
Convertible preferred stock	9,121	11,421

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss - as reported	$(472)	$(4,155)	$(804)	$(9,570)

Add: employee stock based compensation included in reported net loss	—	99	—	215

Deduct: total employee stock based compensation determined under fair value based method for all awards	(520)	(145)	(1,134)	(320)

Net loss - pro forma	$(992)	$(4,201)	$(1,938)	$(9,675)

Net loss per share attributable to common stockholders, as reported	$(0.12)	$(2.05)	$(0.24)	$(4.69)

Net loss per share attributable to common stockholders, pro forma	$(0.18)	$(2.05)	$(0.41)	$(4.70)

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

Lease Amendments

In March 2004, the Company negotiated a lease amendment with its landlord for its corporate headquarters located in Mountain View, CA. Under the terms of the amended lease, the Company occupies roughly 32,000 square feet, which is about one half of the building area that the Company had previously occupied. Under the terms of the amended lease, the Company made additional payments during 2004 totaling $1,625,000 comprising $75,000 for a new security deposit, $414,000 in past due rent, and $1,136,000 in rent reduction fees, of which $900,000 was funded by relinquishment to the landlord of cash underlying the Company’s then-outstanding standby letter of credit. The Company was also required to fund $140,000 in building access improvements.  In addition, the Company issued 50,000 shares of common stock to the landlord.  The excess of the value paid to the landlord, including cash and stock, over the amounts due, will be amortized as rent expense over the remaining term of the lease.  The term of the lease has been shortened and now terminates in February 2009 rather than February 2012.

The aggregate minimum rental and maintenance commitments for the remainder of the amended lease term are:

2005 (July-Dec)	$495
2006	1,028
2007	1,102
2008	1,152
2009 (Jan-Feb)	193

Total minimum payments	$3,970

NOTE 2 – FINANCING EVENTS

In January 2004, the Company entered into a loan and securities purchase agreement pursuant to which a convertible debenture (the “Carpenter Debenture”) and a warrant (the “Carpenter Warrant”) were issued to the Carpenter 1983 Family Trust UA (“the Carpenter Trust”), the trustees of which are Aerogen’s former Chairman and Chief Executive Officer, Dr. Jane Shaw and her husband Peter Carpenter. The Company received approximately $505,000 in gross proceeds in exchange for the Carpenter Debenture and the Carpenter Warrant. The Carpenter Debenture, as amended, was convertible into 164,258 shares of common stock at a conversion price of $3.044 per share, but is no longer outstanding. The Carpenter Warrant is exercisable for 82,129 shares of common stock at an exercise price of $3.044 per share.  The difference between the conversion price and the fair market value of the common stock on the commitment date (transaction date) resulted in a beneficial conversion feature recorded on the Carpenter Debenture of $263,694.  The Carpenter Warrant was assigned an initial value of $154,297, estimated using the Black-Scholes valuation model, and has been classified as equity.  The following assumptions were used to determine the fair value of the Carpenter Warrant using the Black-Scholes valuation model: term of four years, risk free rate of 3.25%, volatility of 100%, and a dividend yield of zero.  The initial values assigned to both the Carpenter Debenture and the Carpenter Warrant were allocated based on their relative fair values on the transaction date.  The discount on the Carpenter Debenture for the beneficial conversion feature and the allocation discount on the Carpenter Warrant were amortized, using the effective interest method, to interest expense over the original term of the Carpenter Debenture, which had been scheduled to mature on March 1, 2004.  Total interest expense recognized relating to the beneficial conversion feature of the Carpenter Debenture and the Carpenter Warrant allocation discount was $417,991 for the six month period ended June 30, 2004.

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

The fair value of the warrants and corresponding liability is re-measured at each reporting period with any change in the fair value being recorded as a non-operating item in the statement of operations.  On May 24, 2005, the A-1 Financing Registration Rights Agreement was amended to specify that liquidated damages are payable solely to holders of A-1 Preferred based on the number of A-1 Preferred outstanding, to reduce the amount of contingent liquidated damages payable as Preferred Stock is converted to common stock and to eliminate the requirement to pay liquidated damages solely from the failure to maintain an effective Registration Statement covering the resale of Common Stock held from the exercise of warrants.  Due to this change in the agreement, the warrants are no longer accounted for as a liability and the fair value of the warrants as of May 24, 2005, in the amount of $2.7 million, was reclassified to equity as of the date of the amendment.  The aggregate fair value of the warrants decreased from $10.3 million at December 31, 2004 to $2.7 million at May 24, 2005, which resulted in the Company recording a gain of $7.6 million for the period then ended.  The aggregate fair value of the warrants increased from $8.2 million at the date of the first closing and $7.9 million at the date of the second closing to a total of $17.5 million at June 30, 2004, which resulted in the Company recording a loss of $1.4 million.  The fair value of the warrant is determined at each reporting period using a valuation model that takes into consideration a variety of assumptions, including stock price, stock volatility and risk free rate.

Series A-1 Preferred Stock Preferences

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the Company, or under certain changes of control as defined in the A-1 Preferred Certificate of Designations, the holders of A-1 Preferred shall be entitled to receive $30.00 per share (as adjusted for any stock splits, dividends, combinations or other recapitalizations) (the “Series A-1 Stated Value”) plus any unpaid dividends, on a pro rata basis, in preference to any distribution made to the common stock (the “Liquidation Preference”).  Once the Liquidation Preference has been paid in full, any remaining proceeds shall be distributed ratably between the holders of the A-1 Preferred and common stock, with the holders of Series A-1 Convertible Preferred deemed to hold that number of shares of common stock into which the shares of A-1 Preferred are then convertible.  The holders of a majority in interest of the A-1 Preferred, including the Lead Investor (so long as it owns at least 80,000 shares of A-1 Preferred) (the “Requisite Holders”), may elect to treat an acquisition of the Company as a liquidation.

Dividends

Each holder of A-1 Preferred is entitled to receive cumulative dividends in preference to any dividend on the common stock at the rate of 6% of the Series A-1 Stated Value per share, paid quarterly in arrears on the first day of January, April, July and October in each year (the “Preferred Dividends”).  The Preferred Dividends will be paid, at the Company’s election, out of legally available funds or through the issuance of shares of common stock.  For the three months ended June 30, 2005, cumulative dividends of $410,434 have been accrued on the A-1 Preferred.

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

If the Company issues or sells any common stock, or is deemed to have issued or sold common stock by issuing or selling options or other convertible securities, for consideration per share less than the Series A-1 Conversion Price in effect immediately prior to the time of such issue or sale, the then-existing Series A-1 Conversion Price shall be reduced to the lowest price per share at which any share of common stock was issued or sold or deemed to be issued or sold.  However, the Company shall not be required to make any adjustment of the Series A-1 Conversion Price in the case of the following issuances of shares of common stock from and after March 23, 2004 (each an “Excluded Issuance”): (i) issuances upon the exercise of any options or convertible securities granted, issued and outstanding on March 23, 2004; (ii) issuances upon the grant or exercise of any stock or options which may hereafter be granted or exercised under any employee benefit plan, stock option plan or restricted stock plan of the Company in existence on March 23, 2004, so long as the issuance of such stock or options is approved by a majority of the independent members of the Board or a majority of the members of a committee of independent directors established for such purpose; (iii) issuances of securities as consideration for a merger or consolidation with, or purchase of assets from, a non-affiliated third party or in connection with any strategic partnership or joint venture with a non-affiliated third party with which the Company will enter into technology agreements (the primary purpose of any such action is not to raise equity capital); (iv) shares of common stock issuable upon conversion of A-1 Preferred or as payment-in-kind dividends on the A-1 Preferred; (v) shares of common stock issued or issuable as a result of any stock split, combination, dividend, distribution, reclassification, exchange or substitution for which an equitable adjustment is provided for; and (vi) shares of common stock issued (or issuable upon exercise, exchange or conversion of rights, options or warrants outstanding from time to time) that the Requisite Holders expressly elect in writing to treat as an Excluded Issuance.

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

During the three and six months ended June 30, 2005, 40,000 and 186,700 shares, respectively, of A-1 Preferred were converted into 400,000 and 1,867,000 shares, respectively, of common stock.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company is in the process of assessing the impact of adopting these new standards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period changes rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

In the period ended June 30, 2005, we had two nebulizer products on the market. We have an accumulated deficit of approximately $120.3 million as of June 30, 2005. In 2002, we generated significant revenues from our planned principal operations and thus exited the development stage. However, we are continuing to devote substantial efforts to the development of current and future products. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase, primarily due to the costs associated with the manufacturing and marketing of our products, the expansion of our research and development activities and the general expansion of our business activities. We anticipate that our quarterly results will fluctuate for the foreseeable future. Therefore, period-to-period comparisons should not be relied upon as predictive of the results in future periods. Our sources of working capital have primarily been equity financings, convertible debentures, product revenues, research and development revenues, license fees, royalties, and interest earned on investments.

As of June 30, 2005, we had $8.9 million in cash and cash equivalents.  We are pursuing a number of alternatives to maximize stockholder value, including the sale of all or part of the Company, collaborative partnerships, and the licensing or sale of certain intellectual property, and have retained financial advisors to assist the Company in such pursuits.  If these efforts are not successful, we will need to raise additional capital before the end of 2005 to continue operations. A preferred stockholder has, however, publicly stated in March 2005 that it would exercise its veto right to prevent the Company from raising any equity capital.  Licensing or collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our products or technologies or desirable marketing territories, or all of these, and would also most likely require the approval of the same preferred stockholder.

Results of Operations

Revenues

Total revenues for the three months ended June 30, 2005 were $1.9 million, compared with $1.7 million for the same period of 2004.  Total revenues for the six months ended June 30, 2005 were $3.6 million, compared with $2.8 million for the same period of 2004. Total revenues include revenues from product sales, research and development activities for unrelated third parties, and royalties associated with the licensing of our technology for use outside of the medical field and other revenues.

Product sales for the three months ended June 30, 2005 were $1.4 million, compared with $1.3 million for the same period of 2004.  Product sales for the six months ended June 30, 2005 were $2.5 million, compared with $2.1 million for the same period of 2004. Product sales were higher for the three and six months ending June 30, 2005 due to increased sales of the Aeroneb® Professional Nebulizer System (“Aeroneb Pro”) offset by a decrease in the sales of our OnQ Aerosol Generators to Evo Medical Solutions (“Evo” formerly Medical Industries America), as compared to the same periods in 2004.  There were no shipments to Evo during January or February 2005, but shipments resumed in March 2005, after design and manufacturing changes were implemented to improve the durability of the OnQ Aerosol Generator.

Research and development revenues for the three and six months ended June 30, 2005 were approximately $57,000 and $89,000, respectively, compared with none for the same periods of 2004.  The revenues for the three and six months ended June 30, 2005 resulted from product development activities performed under partner agreements signed in late 2004 and early 2005.  Research and development revenues can be expected to vary from period to period based on the activities requested by partner companies in any particular period, and therefore are not predictable.

Royalty and other revenues were $0.5 million and $0.4 million, for the three months ended June 30, 2005 and 2004, and $1.0 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in royalty and other revenue was due to the increased royalty revenue associated with licensing our aerosol generator technology to a consumer product company for use in the fields of air fresheners and insect repellants, offset by decreases in royalty revenues paid by Evo as a result of decreased sales in the related periods.

Cost of Products Sold

Cost of products sold were $1.3 million in each of the three months periods ended June 30, 2005 and 2004.  Cost of products sold for the six months ended June 30, 2005 and 2004 were $2.3 million and $2.0 million, respectively. Cost of products sold, as a percentage of product sales revenue, decreased in the three and six months ended June 30, 2005 as compared to the same periods of 2004, primarily as a result of decreased sales of a lower-margin product component in 2005, as compared to the same periods in 2004.  As our manufacturing processes mature, and as we see volumes increase, we anticipate improvements in the cost of products sold as a percentage of product sales revenue.

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

Research and development expenses for the three month periods ended June 30, 2005 and 2004 were $2.5 million.  For the three months ended June 30, 2005, an increase in research and development expenses of $0.5 million related to the Phase 2 clinical trial for our aerosolized amikacin product was offset by reduced facilities related expenses of $0.5 million.  Research and development expenses for the six months ended June 30, 2005 were $5.6 million, compared with $4.1 million for the same period of 2004. The increase in research and development expenses of $1.5 million for the six months ended June 30, 2005, as compared with the same period of 2004, was primarily due to increased spending related to the Phase 2 clinical trial for our aerosolized amikacin product of $1.7 million and $0.4 million of increased personnel expense, offset by reduced facilities related expenses of $0.6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2005 were $2.0 million, compared with $1.6 million for the same period of 2004.  The increase for the three months ended June 30, 2005 of $0.4 million compared with the same period of 2004 was primarily due to increased consulting expenses of $0.2 million, increased personnel expense of $0.1 million and recruiting expense of $0.1 million related to our search for a new CEO.

Selling, general and administrative expenses for the six months ended June 30, 2005 were $3.8 million, compared with $4.0 million for the same period of 2004.  The decrease for the six months ended June 30, 2005 of $0.2 million compared with the same period of 2004 was primarily due to decreased legal expenses of $0.4 million related to the lease restructuring and financing activities during the first quarter of 2004, a decrease of $0.2 million in selling and marketing expenses, offset by increased consulting expenses of $0.2 million and increased recruiting expense of $0.2 million related to our search for a new CEO, who was hired in June 2005.

Interest and Other Income (Expense), Net

Net interest income for the three months ending June 30, 2005 was approximately $82,000 compared with approximately $25,000 in the same period of 2004.  The increase in net interest income is primarily due to interest earned on higher average cash balances in the the three month period ended June 30, 2005, as compared to the same period in 2004.

Net interest income for the six months ending June 30, 2005 was $0.2 million, compared with net interest expense of $0.5 million for the same period of 2004.   Interest income has increased by $0.1 million in the six month period ended June 30, 2005, as compared to the same period in 2004.  Additionally, there has been no interest expense in the six months ended June 30, 2005, as compared to the same period in 2004, when interest expense of $0.6 million was recognized resulting from the imputed interest on the beneficial conversion feature of the convertible debentures, and the imputed value associated with the warrants that were issued to SF Capital in 2003 and to the Carpenter Family Trust in 2004.

Changes in Warrant Liability

The first closing of the A-1 Financing on March 23, 2004 included the issuance of warrants to purchase 4,999,810 shares of common stock, and the second closing on May 12, 2004 included the issuance of warrants to purchase 6,249,580 shares of common stock. The aggregate fair value of the warrants issued on the date of the first and second closing of $16.1 million was recorded as a liability with subsequent changes to the fair value of the warrants recorded as a non-operating item through the statement of operations.  On May 24, 2005, the A-1 Financing Registration Rights Agreement was amended to specify that liquidated damages are payable solely to holders of Series A-1 Preferred Stock based on the number of A-1 Preferred shares outstanding, to reduce the amount of contingent liquidated damages payable as Preferred Stock is converted to common stock and to eliminate the requirement to pay liquidated damanges solely from the failure to maintain an effective Registration Statement covering the resale of Common Stock held from the exercise of warrants.  Due to this change in the agreement, the warrants are no longer accounted for as a liability and the fair value of the warrants as of May 24, 2005, in the amount of $2.7 million, was reclassified to equity.  The aggregate fair value of the warrants decreased from $10.3 million at December 31, 2004 to $6.3 million at March 31, 2005 and $2.7 million at May 24, 2005, resulting in a gain of $3.6 million and $7.6 million, respectively, in the three and six months ended June 30, 2005.  The fair value of the warrants increased from $8.2 million at the date of the first closing and $7.9 million at the date of the second closing to a total of $17.5 million at June 30, 2004, resulting in a loss of $0.3 million and $1.4 million, respectively, for the three and six months ended June 30, 2004.

Dividend Related to Beneficial Conversion Feature of Preferred Stock

The issuance of A-1 Preferred in the first closing during the three months ended March 31, 2004 resulted in the recognition of a beneficial conversion feature of $6.4 million.  The issuance of A-1 Preferred in the second closing on May 12, 2004 resulted in the recognition of a beneficial conversion feature of $5.2 million. A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders, and is calculated as the difference between the value of proceeds allocated to the preferred stock and the fair market value on the transaction date of the common stock issuable upon conversion. The amount of the BCF cannot exceed the proceeds allocated to the preferred stock in the transaction.

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

To date, we have financed our operations primarily through equity and convertible debt financings, product revenues, research and development revenues, licensing fees, royalties, and the interest earned on related proceeds. The process of developing products will continue to require significant research and development, clinical trials and regulatory approvals. These activities, together with selling, general and administrative expenses, are expected to result in substantial operating losses for the next several years. As of June 30, 2005, Aerogen had cash and cash equivalents of approximately $8.9 million. Based on current expectations of sales and royalty levels and operating costs, existing capital resources will not enable the Company to maintain current and planned operations beyond the first quarter of 2006; however, if we do not receive certain expected product sales and/or royalties, our cash balance may not sustain planned operations beyond the end of 2005. We are pursuing a number of alternatives to maximize stockholder value, including the sale of all or part of the Company, collaborative partnerships, and the licensing or sale of certain of our intellectual property, and have retained financial advisors to assist the Company in such pursuits. If these efforts are not successful, we will need to raise additional capital before the end of 2005 to continue operations. A preferred stockholder has, however, publicly stated in March 2005 that it would exercise its veto right to prevent the Company from raising any equity capital. Licensing or collaborative arrangements, if necessary to raise additional funds, may require us to relinquish rights to certain of our products or technologies, or desirable marketing territories, or all of these, and would also most likely require the approval of the same preferred stockholder.

On July 19, 2005, we received a notice from the Nasdaq Listing Qualifications Panel that our appeal of the Nasdaq’s Staff decision to delist our common stock had been denied, and that our stock would be delisted from the Nasdaq SmallCap Market on July 20, 2005.  The Company is pursuing arrangements to have its common stock listed on the OTCBB, and our common stock continued trading on the Pink Sheets on July 20, 2005.

Net cash used in operating activities during the six months ended June 30, 2005 was $7.8 million, resulting primarily from the net loss for the period of $0.8 million, increased by the $7.6 million non-cash gain resulting from the decrease in warrant liability, decreases in liabilities of $0.5 million, and increases of $0.1 million each in accounts receivables and inventories. These uses of cash were offset by non-cash adjustments to net loss of $0.6 in depreciation and amortization, and $0.5 million in foreign exchange loss.  Net cash used in operating activities during the six months ended June 30, 2004 was $7.3 million, resulting primarily from the net loss for the period of $9.6 million, a net increase in accounts receivable of $0.4 million, increases of $0.2 million in inventory balances of OnQ Aerosol Generators, net increases in prepaids of $0.3 million related to insurance premiums, and payments totaling $1.5 million made to the landlord for changes in the lease, comprising past due rent, security deposit and rent reduction fees.  These uses were partially offset by non-cash related charges of $1.4 million in warrant liability increases, $1.2 million in restricted cash used to offset payments made to the landlord, $0.5 million in amortization of discounts on convertible notes, $0.2 million in amortization of deferred stock-based compensation, $0.6 million in depreciation and amortization, and an $0.8 million loss on disposal of property due to consolidation into the first floor of our Mountian View facility and the subsequent write-off of the leashold improvements that had been made to the second floor.

Net cash used in investing activities was approximately $60,000 for the six months ended June 30, 2005, consisting primarily of property and equipment acquisitions associated with clinical research.  Net cash used in investing activities was $0.1 million for the six months ended June 30, 2004 consisting primarily of property and equipment acquisitions associated with process improvements.

Net cash used in financing activities was approximately $167,000 for the six months ended June 30, 2005, consisting of a decrease in notes payable to shareholders in Ireland of approximately $235,000, offset by increases of $18,000 related to the repayment on a stockholder note receivable and approximately $50,000 from sales of stock through the employee stock purchase plan. Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2004, consisting of $30.9 million in net proceeds from issuance of A-1 Preferred and associated common stock warrants and $0.8 million in net proceeds from the issuance of debentures and convertible debentures, partially offset by repayment of debentures of $0.3 million.

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

Off Balance Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC

Regulation S-K.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (revised 2004), (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in the financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) as amended, is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005, which will require the Company to adopt this standard commencing January 1, 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The Company is in the process of assessing the impact of adopting these new standards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs” (“SFAS 151”), which adopts wording from the International Accounting Standards Board’s IAS 2 “Inventories” in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

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

We expect our current cash and cash equivalents will not allow us to continue planned operations beyond the first quarter of 2006; however, if we do not receive expected product revenues and/or royalties, our cash balance may be insufficient to sustain operations beyond the end of 2005. Our current cash resources will be insufficient to complete Phase 3 clinical trials for any of our products, and will most likely be insufficient to complete our current Phase 2 clinical trial of aerosolized amikacin. A certain stockholder, whose approval is necessary in order for us to raise equity capital or exclusively license the majority of our intellectual property, as more fully described below, has publicly stated that it will prevent us from raising equity capital.  Any sale of the Company and most collaborative partnerships, or out-licensing of one or more of our pharmaceutical products would also require the approval of that same stockholder. Although we have retained financial advisors, there can be no guarantee that any such sale, partnership or collaboration could be completed in a timely manner, or that they would yield sufficient capital resources to complete our current Phase 2 clinical trial.

The lead investor in our preferred stock financing has voting rights that could prevent us from raising additional capital, selling an exclusive license to our intellectual property, selling our assets or merging with or otherwise being acquired by another entity.

As stated in the Certificate of Designation of Preferences of our Series A-1 Convertible Preferred Stock (the “A-1 Preferred”), Xmark Fund, L.P. and Xmark Fund, Ltd. (the “Xmark Funds”) currently have the right to prevent us from, among other things selling the Company or substantially all of its assets, issuing securities with rights that are senior or equal to the A-1 Preferred, increasing the authorized number of shares of our common stock, exclusively licensing rights to our intellectual property (excluding our insulin inhaler and certain technology built-in to third-party ventilator equipment), or providing any security interest in our assets outside of the ordinary course of business. The Xmark Funds stated in letters to us, which were publicly filed in March 2005, that they will not approve any capital raising transaction presented to them unless we comply with certain conditions. Although there are ways in which we could raise capital that would not require the approval of the Xmark Funds, the position of the Xmark Funds may make it more difficult for us to raise capital on favorable terms, in sufficient amounts to meet our business objectives, or at all.  Furthermore, collaborative partnerships or licensing transactions that require exclusive licensing of our intellectual property could also be impossible without the cooperation of the Xmark Funds.

Our largest stockholders may exert significant influence on us.

Based upon our records, and upon the public filings made by holders of our A-1 Preferred reporting their securities sales and purchases, three holders of our A-1 Preferred, including the Xmark Funds, appear to own approximately 52.6% of the A-1 Preferred outstanding as of June 30, 2005. Those same records and filings also indicate that, as of June 30, 2005, the holders of our A-1 Preferred also owned an aggregate of up to approximately 1.7 million common shares. If all of the A-1 Preferred outstanding as of June 30, 2005 were to convert into common, and the holders of the A-1 Preferred were to still own approximately 1.7 million additional common shares, then (i) as few as eight of the A-1 Preferred holders, including the Xmark Funds, would own approximately 52.5% of the then-outstanding common shares of the company and (ii) all of the A-1 Preferred holders, as a group, would own at least approximately 61.9% of the Company’s then-outstanding common stock.

While each of these A-1 Preferred holders, except the Xmark Funds, is contractually prohibited from owning more than 4.99% of the Company’s common stock at any one time, any investor can waive this limitation as to the shares it holds upon 61 days’ written notice to the Company. On November 3, 2004, the Xmark Funds delivered to us a written waiver of this limitation, thereby permitting the conversion of any or all of their A-1 Preferred into common stock at any time on or after January 3, 2005. Based upon the number of the Company’s common shares outstanding as of June 30, 2005, and upon the public filings of Xmark, if the Xmark Funds were to convert all of their A-1 Preferred, and no other holder of A-1 Preferred were to convert, then the total number of shares of outstanding Aerogen common stock would increase to at least approximately 9,220,576 shares, of which the Xmark Funds would own at least approximately 1,205,825 shares, or approximately 12.7%, based upon our records of common stock already received by Xmark pursuant to common stock dividends, less the sales of common stock publicly reported by Xmark. To our knowledge, the A-1 Preferred investors have not acted as a group in negotiating or making their investment in the Company, and consider themselves to be independent investors. Due to the termination of our rights plan, there can be no assurance that further concentration of ownership will not occur, or that these securities will not be resold to different investors who may or may not act as a group.

Our preferred stockholders have a substantial liquidation preference and participation rights that would apply to a merger or sale of all or substantially all of the Company’s assets.

The Certificate of Designations provides the A-1 Preferred with the right to treat any sale of the company, including through a merger or sale of substantially all of its assets, as a liquidation.  In a liquidation, the A-1 Preferred stockholders are entitled to redeem their A-1 Preferred shares in exchange for: (i) the current liquidation preference of $30 per A-1 Preferred share, which, in the aggregate, totaled $27.4 million as of June 30, 2005; and (ii) the pro rata share of any remaining proceeds on an as-converted basis pari passu with other common shareholders.  The liquidation preference would be paid to the A-1 Preferred out of sale proceeds and cash on-hand before any distribution of the remainding proceeds, if any, can be made to common stockholders.  Following payment in full of the liquidation preference, as of June 30, 2005, these participation rights would result in any remainder being distributed equally across 17,207,856 fully-diluted common share equivalents.

The conversion of our A-1 Preferred into common stock may depress the price of our common stock and would substantially dilute the ownership interests of existing common stockholders.

If the A-1 Preferred stockholders were to convert all of the shares of A-1 Preferred they owned as of June 30, 2005, the Company would be required to issue an additional 9,120,610 common shares to the A-1 Preferred stockholders, thereby more than doubling the number of common shares outstanding to a total of approximately 17,207,856. If the A-1 Preferred stockholders convert their preferred stock into shares of common stock and sell the shares into the market, such sales could have a negative effect on the market price of our common stock and would dilute the holdings of our existing common stockholders. Dilution or the potential for dilution also could materially impair our ability to raise capital through the future sale of equity securities. If the Company were to issue additional equity securities in a future financing transaction at a per share price lower than the current conversion price of the A-1 Preferred, then the conversion price of the A-1 Preferred would automatically adjust downward to be equal to the common stock equivalent price of the newly-issued securities. In such a circumstance, the exercise of the warrants issued with the Series A-1 Preferred Stock would also be reduced to that lower price. While the Company currently has no plans to issue securities in a manner that would trigger these anti-dilution provisions, it may elect to do so in the future. The full details of these anti-dilution provisions are contained in the Series A-1 Convertible Preferred Stock Certificate of Designation, which was filed on the Company’s Form 8-K on March 26, 2004 and incorporated by reference herein.

Our common stock has been delisted from the Nasdaq SmallCap Stock Market, which may adversely impact the liquidity of our common stock and continue to significantly depress its value.

On July 19, 2005, we received a notice from the Nasdaq Listing Qualifications Panel that our appeal of the Nasdaq’s Staff decision to delist our common stock had been denied, and that our stock would be delisted from the Nasdaq SmallCap Market on July 20, 2005.  The Company is pursuing arrangements to have its common stock listed on the OTCBB, and our common stock continued to trade on the Pink Sheets on July 20, 2005.

The Company’s Phase 2 clinical trial of its lead product under development, aerosolized amikacin, has experienced delays, and our current cash resources are likely to be insufficient to complete this trial. Timelines for the Company’s clinical trials are subject to uncertainties beyond the Company’s control, including the potential for slower than expected opening of clinical study sites, enrollment of patients, or an inability to continue enrolling patients at all.

The Company’s lead pharmaceutical product under development is a drug/device combination product for treatment of Ventilator-Associated Pneumonia (“VAP”). The second Phase 2 clinical trial with this product was initiated on December 28, 2004.  This trial involves the enrollment of

108 patients at approximately 31 study sites, with each patient to be studied for 28 consecutive days. As of July 22, 2005, we had 29 sites open, and 11 patients enrolled. Roughly a quarter of these sites have been screening patients for approximately a month.  Until all sites are open and we observe steady enrollment, we will be unable to reliably project the completion date of the trial and we are uncertain when the study will be completed, if at all.  Enrollment may be impacted by summer vacation schedules of our various investigators.

We have a history of losses, anticipate future losses and may never achieve or maintain profitability.

We have never been profitable. Through June 30, 2005, we have an accumulated deficit of approximately $120.3 million. We expect to continue to incur substantial losses over at least the next several years as we:

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

We have recently restated our financial results for the quarters ended March 31, June 30 and September 30, 2004 to reflect adjustments to our previously reported financial information. The restatements arose, in part, due to errors related to the initial valuation, classification and subsequent accounting of the warrants issued in conjunction with the A-1 Financing.  During the period covered by this report, and in connection with the treatment of our financial results for the year ended December 31, 2004, management has evaluated the effectiveness of our disclosure controls and procedures and, as a result, has determined that for any future issuance of complex equity or derivative instruments, an outside expert with experience concerning the related accounting issues will be consulted, or additional internal staff will be trained or hired. In addition, enhanced review and documentation procedures have been implemented in our accounting process in order to ensure accuracy of all accounting entries.  As of June 30, 2005, management has determined that our disclosure controls and procedures were effective, however, as of December 31, 2004, management determined that our disclosure controls and procedures were not effective because these enhanced procedures were not in place.

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

•  period-to-period fluctuations in financial results; and

•  economic and other external factors.

The A-1 Preferred is not traded in the public market and has many rights and privileges that are superior to our common stock, including certain redemption rights. As of June 30, 2005, the holders of the then-outstanding A-1 Preferred collectively owned approximately 62% of the Company’s outstanding equity on an as-converted basis. The limited amount of our total equity that publicly trades as common stock could, therefore, be subject to additional volatility pressures.

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

Of our drug/device combination products currently under active development, our aerosolized amikacin product is the most advanced, and is the only one to have completed a human clinical trial.

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

As a result of this recall, the FDA inspected Aerogen’s California facility in November 2004 and again in June 2005, and conducted a follow-up inspection at Evo’s Iowa facility in July 2005.  No observations were reported by the FDA as a result of any of these inspections.

Evo resumed Aeroneb Go shipments incorporating their existing inventory of OnQ Aerosol Generators in accordance with their risk mitigation plan. Aerogen has implemented several design and manufacturing changes to enhance the inherent durability of the OnQ Aerosol Generator. We resumed commercial shipments of OnQ Aerosol Generators to Evo during the first quarter of 2005. Although these changes were implemented upon successful completion of design verification testing, we cannot be certain that these changes will be successful in enhancing the durability and reliability of the device. During the year ended December 31, 2004, reserves totaling $100,000 against cost of products sold were established for potential costs related to Aerogen’s support of the Evo risk mitigation plan, and will be utilized over the next four to six quarters pursuant to an agreement reached with Evo.

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

As of May 2004, the Galway, Ireland, and Mountain View, California, facilities successfully obtained certification to ISO 13485:2003. On May 3, 2005, our Mountain View facility was subject to a surveillance audit in which there were no major non-conformances found.  If Aerogen, Evo or Aerogen’s subcontractors fail to maintain compliance with QSRs, ISO 13485 or other international regulatory requirements, we may be required to, among other things, recall product or cease all or part of our operations until we comply with the regulations. We cannot be certain that our facilities, or those of Evo and/or our subcontractors, will be found to comply on an ongoing basis with the QSRs, ISO or other international regulatory requirements.

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

The pharmaceutical and medical device industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in these industries have used intellectual property litigation to gain a competitive advantage. We cannot assure that we will not become subject to, whether within or outside of the United States, patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office, (“USPTO”), to determine the priority of inventions. Although we prevailed in a 1999 interference proceeding before the USPTO, that granted to Aerogen all but one of the independent claims of Bespak’s 5,261,601 patent, we entered into a cross-license agreement with Bespak, as a result of which Bespak has a license to certain of our technology, including the right to sublicense. The scope of the granted license was limited to products employing technology which was disclosed by Bespak in United States Patent No. 5,261,601. Additionally, in April 2003, we received notice that a German patent infringement suit had been filed by PARI GmbH in the District Court in Munich, Germany alleging that Aerogen’s Aeroneb Pro product infringes a patent licensed to PARI GmbH. In May 2003, we filed an action in the German patent office requesting that the patent in question be rendered null and void. In July 2004, the Federal Patent Court in Munich, Germany ruled in favor of Aerogen by nullifying all contested claims of this patent, which is owned by The Technology Partnership plc (“TTP”) of Hertfordshire, England, and is licensed to PARI, GmbH of Munich, Germany. The Court ordered TTP to pay Aerogen’s legal expenses related to this nullity action to the maximum extent allowed under German law. During October 2004, TTP requested, and was granted, a three-month extension of time to file an appeal of this decision, and was granted additional extensions through February 2005.  PARI assumed control over the nullity case from TTP on December 14, 2004. The decision on the nullity action has been appealed to the German Supreme Court, with PARI submitting its arguments in support of the appeal in March 2005. Additionally, during October 2004 TTP formally served Aerogen with the infringement suit that PARI had advised Aerogen in April 2003 had already been filed in Munich, Germany. A preliminary hearing on the infringement case was scheduled for June 2005, however the District Court in Munich, Germany has elected to postpone hearing the case until after the German Supreme Court rules on PARI’s appeal of the nullity ruling. We believe that this suit is without merit and intend to vigorously defend against all allegations in the suit. Although the infringement suit claims that Aerogen infringes solely on the patent claims that have since been ruled null and void, there can be no guarantee that the German Supreme Court will not reverse or modify the nullity ruling and again provide PARI with the legal standing to reassert their infringement suit.

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

Item 4.  Controls and Procedures

We carried out an evaluation, under the supervision and the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective and timely in alerting them to material information required to be included in our periodic Securities and Exchange Commission (“SEC”) reporting.

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form
10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Aerogen is a party to a lawsuit brought by PARI GmbH alleging patent infringement in Germany. In May 2003, we filed an action in the German patent office requesting that the patent in question be rendered null and void. In July 2004, the Federal Patent Court in Munich, Germany ruled in favor of Aerogen by nullifying all contested claims of this patent, which is owned by The Technology Partnership plc (“TTP”) of Hertfordshire, England, and is licensed to PARI, GmbH of Munich, Germany. The Court ordered TTP to pay Aerogen’s legal expenses related to this nullity action to the maximum extent allowed under German law. During October 2004, TTP requested, and was granted, a three-month extension of time to file an appeal of this decision, and granted additional extensions through February 2005. PARI assumed control over the nullity case from TTP on December 14, 2004. The decision on the nullity action has been appealed to the German Supreme Court, with PARI submitting its arguments in support of the appeal in March 2005. Additionally, during October 2004 TTP formally served Aerogen with the infringement suit that PARI had advised Aerogen in April 2003 had already been filed in Munich, Germany. A preliminary hearing on the infringement case was scheduled for June 2005, however the District Court in Munich, Germany has elected to postpone hearing the case until after the German Supreme Court rules on PARI’s appeal of the nullity ruling. We believe that this suit is without merit and intend to vigorously defend against all allegations in the suit.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the A-1 Preferred, Aerogen has issued quarterly dividends in the form of Aerogen common stock to the holders of the A-1 Preferred, commencing with the quarter ended March  31, 2004 through the quarter ended March 31, 2005.  The total number of common shares issued pursuant to these dividends was 934,274 shares.  The issuance of all of these shares was or will be exempt from registration under Section  4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

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

Aerogen, Inc.
(Registrant)

Dated: July 27, 2005	By:	/s/ JOHN C HODGMAN
John C Hodgman
President and Chief Executive Officer

Dated: July 27, 2005	By:	/s/ ROBERT S. BREUIL
Robert S. Breuil
Chief Financial Officer

Exhibit List

No.	Note		Description of Exhibit Document

3.2	(4)		Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.2.1	(5)		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aerogen, Inc.
3.4	(1)		Amended and Restated Bylaws of Aerogen, Inc.
3.5	(3)		Amendment to Rights Agreement dated as of February 24, 2003, by and between Aerogen, Inc. and Mellon Investor Services, LLC, as Rights Agent
4.2	(1)		Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing II, Inc.
4.3	(1)		Warrant, dated October 14, 1997, to purchase Series C preferred stock of Aerogen, Inc. issued to Venture Lending & Leasing, Inc.
4.4	(6)		Loan and Securities Purchase, dated as of September 9, 2003, by and between the Company and SF Capital Partners, Ltd. (“SF Capital”).
4.5	(6)		Warrant dated as of September 9, 2003, issued by the Company to SF Capital
4.7	(5)		Warrant dated as of November 3, 2003, issued by the Company to SF Capital
4.10	(7)		Loan and Securities Purchase Agreement, dated as of January 23, 2004, by and between the Company and the Carpenter 1983 Family Trust UA (the “Trust”)
4.12	(7)		Registration Rights Agreement, dated as of January 23, 2004, by and between the Company and the Trust
4.13	(7)		Warrant, dated as of January 23, 2004, issued by the Company in favor of the Trust
4.14	(8)		Purchase Agreement, dated March 11, 2004, by and between the Company, Xmark Fund L.P., Xmark Fund, Ltd. and other investors
4.15	(8)		Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock of the Company, dated March 19, 2004
4.16	(8)		Form of Warrant
4.17	(8)		Registration Rights Agreement, dated as of March 22, 2004, by and between the Company and the Investors named in the Purchase Agreement
4.18	(8)		Amendment to Purchase Agreement and Waiver, dated as of March 19, 2004, by and between the Company and certain of the Investors named in the Purchase Agreement
4.19	(8)		Amendment No. 2 to Rights Agreement, dated as of March 19, 2004, by and between the Company and Mellon Investor Services LLC as Rights Agent
10.12	(2)		Form of lease agreement between EOP-Shoreline Technology Park, L.L.C. and Aerogen, Inc. for the premises located at 2071 Stierlin Court, Mountain View, California
10.12.1	(9)		Lease amendment, dated November 6, 2003, between CA-Shoreline Technology Park, LP and Aerogen.
10.12.2	(9)		Lease amendment, dated March 9, 2004, between CA-Shoreline Technology Park, LP and Aerogen.
10.17	(5)	*	Distribution and supply agreement, dated as of September 30, 2003, between the Company and Medical Industries America Inc.
10.17.1	(10)	*	Amendment to Distribution, Manufacturing and Supply Agreement, dated as of March 18, 2005, between the Company and Medical Industries America, Inc.
10.19	(11)		Management Incentive Plan
10.20	(11)		Offer Letter, dated June 3, 2005, by and between the Company and John C Hodgman

31.1	Certification required by Rule 13a-14(a or Rule 15d-14(a)
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
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

(10)         Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005.

(11)         Incorporated by reference to our Current Report on Form 8-K filed on June 9, 2005.

*      Previously requested confidential treatment as to specific portions, which portions were omitted and filed separately with the Securities and Exchange Commission.